Form 10-Q
period 2023-09-30
Quetta Acquisition Corp
filed 2023-11-14
CIK 1978528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 001-41832

Quetta Acquisition Corporation

(Exact name of registrant as specified in its charter)

Delaware	93-1358026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1185 Avenue of the Americas, Suite 301, New York, NY 10036

(Address of Principal Executive Offices, including zip code)

(212) 612-1400

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	QETA	The Nasdaq Stock Market LLC
Rights	QETAR	The Nasdaq Stock Market LLC
Units	QETAU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

As of November 14, 2023, there were 8,947,045 shares of the registrant’s common stock, including shares of common stock underlying the units, $0.0001 par value per share, issued and outstanding.

TABLE OF CONTENTS

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS	1

	Balance Sheets as of September 30, 2023 and May 31,2023	1

	Statements of Operations for the three months ended September 30, 2023 and for the period from May 1, 2023 (inception) through September 30, 2023 (Unaudited)	2

	Statements of Changes in Stockholders’ Equity for the period from May 1, 2023 (inception) through September 30, 2023 (Unaudited)	3

	Statement of Cash Flows for the period from May 1, 2023 (inception) through September 30, 2023 (Unaudited)	4

	Notes to Financial Statements (Unaudited)	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

Item 4.	CONTROLS AND PROCEDURES	19

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	20

Item 1A.	RISK FACTORS	20

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

Item 3.	DEFAULTS UPON SENIOR SECURITIES	20

Item 4.	MINE SAFETY DISCLOSURES	20

Item 5.	OTHER INFORMATION	20

Item 6.	EXHIBITS	21

PART III - SIGNATURES		22

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

QUETTA ACQUISITION CORPORATION

BALANCE SHEETS

(Unaudited)

	September 31, 2023	May 31, 2023
Assets:
Current asset – cash	$262,658	$314,700
Deferred offering costs	151,288	95,300
Total Assets	$413,946	$410,000

Liabilities and Stockholders Equity
Current Liabilities
Accrued offering costs and expenses	$260	$-
Due to related party	85,000	85,000
Promissory note – related party	300,000	300,000
Total Current Liabilities	385,260	385,000

Commitments and Contingencies – see Note 6

Stockholders’ Equity
Common stock, $0.0001 par value; 20,000,000 shares authorized(1); 1,725,000 shares issued and outstanding(2)	172	172
Additional paid-in capital	24,828	24,828
Retained earnings	3,686	-
Total Stockholders’ Equity	28,686	25,000
Total Liabilities and Stockholders’ Equity	$413,946	$410,000

(1)	Represents the number of shares to be authorized upon the effectiveness of the initial public offering.
(2)	Includes up to 225,000 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriters’ full exercise of their over-allotment option on October 11, 2023, no founder shares are currently subject to forfeiture.

The accompanying notes are an integral part of the unaudited financial statements.

QUETTA ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended September 30, 2023	For the Period from May 1, 2023 (inception) to September 30, 2023
Formation costs	$-	$-
Interest income	2,949	3,686
Net income	$2,949	$3,686

Basic and diluted weighted average shares outstanding(1)	1,500,000	1,500,000
Basic and diluted net loss per share	$0.00	$0.00

(1)	Excludes an aggregate of up to 225,000 shares of common stock subject to forfeiture if the over- allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriters’ full exercise of their over-allotment option on October 11, 2023, no founder shares are currently subject to forfeiture.

The accompanying notes are an integral part of the unaudited financial statements.

QUETTA ACQUISITION CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For The Period From May 1, 2023 (Inception) Through September 30, 2023

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance–May 1, 2023 (Inception)	-	$-	$-	$-	$-
Founder shares issued to initial stockholders(1)	1,725,000	172	24,828	-	25,000
Net income	-	-	-	737	737
Balance–June 30, 2023	1,725,000	$172	$24,828	$737	$25,737
Net income	-	-	-	2,949	2,949
Balance–September 30, 2023	1,725,000	$172	$24,828	$3,686	$28,686

(1)	Includes up to 225,000 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriters’ full exercise of their over-allotment option on October 11, 2023, no founder shares are currently subject to forfeiture.

The accompanying notes are an integral part of the unaudited financial statements.

QUETTA ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

For the Period from May 1, 2023 (inception) to September 30, 2023
Cash Flows from Operating Activities:
Net income	$3,686
Net cash provided by operating activities	3,686

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	300,000
Proceeds from issuance of founder shares to the initial stockholders	25,000
Payment of offering costs	(66,028)
Net cash provided by financing activities	258,972

Net change in cash	262,658
Cash, Beginning of period	-
Cash, End of the period	$262,658

Supplemental Disclosure of Non-cash Financing Activities
Deferred offering costs paid by a related party	$85,000
Deferred offering costs in accrued offering costs and expenses	$260

The accompanying notes are an integral part of the unaudited financial statements.

QUETTA ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Description of Organization and Business Operations

Quetta Acquisition Corporation (the “Company”) is a newly organized blank check company incorporated as a Delaware Corporation on May 1, 2023. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company intends to focus on target businesses in Asia (excluding China, Hong Kong, and Macau) that operate in the financial technology sector.

As of September 30, 2023, the Company had not commenced any operations. All activities through September 30, 2023 are related to the Company’s formation and the proposed initial public offering (“Proposed Public Offering”), which are described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Yocto Investments LLC (the “Sponsor”), a Delaware limited liability company. The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through a Proposed Public Offering of 6,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit (or 6,900,000 Units if the underwriters’ over-allotment option is exercised in full), which is discussed in Note 3, and the sale of 235,045 units (or 253,045 units if the underwriters’ over-allotment option is exercised in full) (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to the Sponsor that will close simultaneously with the Proposed Public Offering (see Note 4).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Proposed Public Offering and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Proposed Public Offering, management has agreed that an amount equal to at least $10.00 per Unit sold in the Proposed Public Offering, including the proceeds from the sale of the Private Units, net of the underwriters’ fees and expenses described herein and other accountable expenses, will be placed in trust (the “Trust Fund”) and will be invested only in U.S. government treasury bills, bonds or notes with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and which invest solely in U.S. Treasuries. The Trust Fund will be deposited into a trust account (“Trust Account”) in the U.S. to be released only in the event of either: (i) the consummation of a Business Combination or (ii) the Company’s failure to complete a Business Combination within the applicable period of time.

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Proposed Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 5) (the “Initial Stockholders”) and the underwriters have agreed (a) to vote their Founder Shares, Private Shares (as defined in Note 4), Shares issued as underwriting commissions (see Note 6) and any Public Shares purchased during or after the Proposed Public Offering in favor of approving a Business Combination and (b) not to convert any shares (including the Founder Shares) in connection with a stockholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The Initial Stockholders and underwriters have agreed (a) to waive their redemption rights with respect to the Founder Shares, Private Shares, and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose, or vote in favor of, an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have nine months (or 15 months or up to 21 months if it extends such period) from the closing of the Proposed Public Offering to consummate a Business Combination. In addition, if the Company anticipates that it may not be able to consummate initial business combination within 9 months, the Company’s insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of 21 months to complete a business combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $600,000, or $690,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case) or an aggregate of $1,200,000 (or $1,380,000 if the over-allotment option is exercised in full), on or prior to the date of the applicable deadline.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less certain amount of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and the other Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares, and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or the other Initial Stockholders acquires Public Shares in or after the Proposed Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.10.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.10 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Proposed Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims.

Going Concern Consideration

At September 30, 2023, the Company had $262,658 in cash and working capital deficit (current assets less current liabilities, excluding deferred offering costs) of $122,602. The Company consummated its Initial Public Offering (“IPO”) on October 11, 2023 (see Note 8). The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5).

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2023 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the period from May 1, 2023 (inception) through May 31, 2023 included in a registration statement on Form S-1, as amended, declared effective by the SEC on October 5, 2023 and the Company’s Current Report on Form 8-K, as filed with the SEC on October 17, 2023. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended September 30, 2023 and for the period from May 1, 2023 (inception) through September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

In preparing these financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $262,658 in cash and none in cash equivalents as of September 30, 2023.

Deferred Offering Costs

Deferred offering costs consist of legal, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Proposed Public Offering and that will be charged to stockholders’ equity upon the completion of the Proposed Public Offering. Should the Proposed Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial for the period from May 1, 2023 (inception) to September 30, 2023.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. Weighted average shares were reduced for the effect of an aggregate of 225,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Note 5). As of September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

Recent accounting pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 from the Company’s inception. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Proposed Public Offering

Pursuant to the Proposed Public Offering, the Company intends to offer for sale 6,000,000 Units (or 6,900,000 Units if the over-allotment option is exercised in full) at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-tenth (1/10) of one right (“Public Right”). Each Public Right will convert into one share of common stock upon the consummation of a Business Combination. On October 11, 2023, the Company consummated its IPO (see Note 8).

Note 4 — Private Placement

The Sponsor has agreed to purchase an aggregate of 235,045 Private Units (or 253,045 Private Units if the over-allotment option is exercised in full) at a price of $10.00 per Private Unit for an aggregate purchase price of $2,350,450, or $2,530,450, if the over-allotment option is exercised in full, in a private placement that will occur simultaneously with the closing of the Proposed Public Offering. Each Private Unit will consist of one share of common stock (“Private Share”) and one-tenth (1/10) of one right (“Private Right”). Each Private Right will convert into one share of common stock upon the consummation of a Business Combination. The proceeds from the Private Units will be added to the proceeds from the Proposed Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless. On October 11, 2023, the Company consummated its IPO (see Note 8).

Note 5 — Related Party Transactions

Founder Shares

On May 17, 2023, the Company issued 1,725,000 shares of common stock to the Initial Stockholders (the “Founder Shares”) for an aggregated consideration of $25,000, or approximately $0.0145 per share.

As of September 30, 2023, there were 1,725,000 Founder Shares issued and outstanding, among which, up to 225,000 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment is not exercised in full, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding shares after the Proposed Public Offering (assuming the Initial Stockholders do not purchase any Public Shares in the Proposed Public Offering and excluding the Private Units). On October 11, 2023, the Company consummated its IPO (see Note 8). As a result of the underwriters’ full exercise of their over-allotment option on October 11, 2023, no founder shares are currently subject to forfeiture.

The Initial Stockholders have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of their Founder Shares until, with respect to 50% of the Founder Shares, the earlier of six months after the consummation of a Business Combination and the date on which the closing price of the common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after a Business Combination and, with respect to the remaining 50% of the Founder Shares, until the six months after the consummation of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Due to Related Party

Prior to the inception of the Company, the Sponsor formed a blank check company (which was dissolved in April 2023) and paid professional fees totaling $85,000 in 2022 for transaction costs related to its public offering. The service providers credited a total of $85,000 to the transaction costs incurred in connection with the Proposed Public Offering of the Company. As of September 30, 2023, $85,000 was outstanding; the amount is unsecured, interest-free and due on demand. The Company repaid the outstanding balance of $85,000 to the Sponsor on October 11, 2023.

Promissory Note — Related Party

On May 21, 2023, the Sponsor agreed to loan the Company up to an aggregate amount of $300,000 to be used, in part, for transaction costs incurred in connection with the Proposed Public Offering (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due after the date on which the Company closes the initial Business Combination. As of September 30, 2023, $300,000 was outstanding under the Promissory Note. The Company repaid the outstanding balance of $300,000 to the Sponsor on October 11, 2023.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of September 30, 2023, the Company had no borrowings under the working capital loans.

Administrative Support Agreement

The Company intends to enter into an agreement, commencing on the effective date of the Proposed Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination.

Other

Mr. Michael Lazar will serve as an independent director of the board beginning on the date of this prospectus, also is the Chief Executive Officer of Empire Filings, LLC, which is engaged by the Company to provide print and filing services. The Company paid a total of $40,000 for the Proposed Public Offering filings and will pay $1,000 per quarter for ongoing compliance filings.

Note 6 — Commitments and Contingency

Registration Rights

The holders of the Founder Shares issued and outstanding on the date of this prospectus, as well as the holders of the private units and any shares of the Company’s insiders, officers, directors or their affiliates may be issued in payment of working capital loans and extension loans made to the Company (and any shares of common stock issuable upon conversion of the underlying the private rights), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of this offering. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private units and units issued in payment of working capital loans made to us can elect to exercise these registration rights at any time commencing on the date that the Company consummate an initial business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Right of First Refusal

The Company has granted EF Hutton for a period of 24 months after the date of the consummation of the Company’s Business Combination, a right of first refusal to act as sole investment banker, book-running manager, and/or sole placement agent, at EF Hutton’s sole discretion, for each and every future public and private equity and debt offering, including all equity linked financings.

Underwriting Agreement

The Company has granted EF Hutton, the representative of the underwriters, a 45-day option from the date of this prospectus to purchase up to 900,000 additional Units to cover over-allotments, if any, at the Proposed Public Offering price less the underwriting discounts and commissions. On October 11, 2023, the Company consummated its IPO (see Note 8).

The underwriters will be entitled to a cash underwriting discount of 2.0% of the gross proceeds of the Proposed Public Offering, or $1,200,000 (or $1,380,000 if the over-allotment option is exercised in full). In addition, the underwriters will be entitled to a deferred fee of 3.5% of the gross proceeds of the Proposed Public Offering, or $2,100,000 (or $2,415,000 if the over-allotment option is exercised in full), which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

The underwriters have agreed to reimburse certain expenses in connection with this offering, not to exceed $600,000 (or $690,000 if the underwriters’ over-allotment option is exercised in full).

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At September 30, 2023 and May 31, 2023, there were 1,725,000 shares of common stock issued and outstanding, of which an aggregate of up to 225,000 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the Initial Stockholders will own 20% of the issued and outstanding shares after the Proposed Public Offering (assuming the Initial Stockholders do not purchase any public units in the Proposed Public Offering and excluding the Private Shares underlying the Private Units). On October 11, 2023, the Company consummated its IPO (see Note 8).

Rights — Each holder of a right will receive one share of common stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis and each holder of a right will be required to affirmatively covert its rights in order to receive one share underlying each right (without paying additional consideration). The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, holders of the rights might not receive the shares of common stock underlying the rights.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described within these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than those described below.

The registration statement for the Company’s IPO became effective on October 5, 2023. On October 11, 2023, the Company consummated the IPO of 6,900,000 units (the “Public Units’), including the full exercise of the over-allotment option of 900,000 Units granted to the underwriters. The Public Units were sold at an offering price of $10.00 per unit generating gross proceeds of $69,000,000. Simultaneously with the IPO, the Company sold to its Sponsor 253,045 units at $10.00 per unit in a private placement generating total gross proceeds of $2,530,450.

On October 11, 2023, the Company issued the underwriters 69,000 shares of common stock for the representative shares, at the closing of the IPO as part of representative compensation.

On October 5, 2023, the Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support.

On October 11, 2023, the Company repaid $300,000 and $85,000 outstanding balance of Promissory Note and amount due to the Sponsor, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Quetta Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Yocto Investments LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on May 1, 2023. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to herein as our “initial business combination.” Our efforts to identify a prospective target business are not limited to any particular industry or geographic region, although we intend to to focus on target businesses in Asia (excluding China, Hong Kong, and Macau) that operate in the financial technology sector. We intend to utilize cash derived from the proceeds of our initial public offering (“IPO” as defined below) and the private placement of Private Units, our securities, debt or a combination of cash, securities and debt, in effecting our initial business combination.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through September 30, 2023 were organizational activities and those necessary to prepare for our IPO, which is described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2023 and for the period from May 1, 2023 (inception) through September 30, 2023, we had a net income of $2,949 and $3,686, respectively, all of which consisted of interest income.

Liquidity and Capital Resources

On October 11, 2022, we completed our initial public offering (“IPO”) of 6,900,000 units (the “Public Units’), including the full exercise of the over-allotment option of 900,000 Units granted to the underwriters. The Public Units were sold at an offering price of $10.00 per unit generating gross proceeds of $69,000,000. Each Unit consists of one share of common stock and one-tenth (1/10) of one right (“Public Right”). Each Public Right will convert into one share of common stock upon the consummation of a Business Combination. Simultaneously with the IPO, we sold to our Sponsor 253,045 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $2,530,450. The Private Units are identical to the Public Units except with respect to certain registration rights and transfer restrictions. Each Private Unit consists of one share of common stock (“Private Share”) and one-tenth (1/10) of one right (“Private Right”). Each Private Right will convert into one share of common stock upon the consummation of a Business Combination. Additionally, we issued the underwriters 69,000 shares of common stock for the representative shares, at the closing of the IPO as part of representative compensation.

Upon the closing of the IPO and the private placement on October 11, 2023, a total of $69,690,000 was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations.

We intend to use substantially all of the net proceeds of the IPO and the private placement, including the funds held in the Trust Account, in connection with our initial business combination and to pay our expenses relating thereto, including deferred underwriting discounts and commissions payable to the underwriters in the IPO in an amount equal to 3.5% of the total gross proceeds raised in the IPO upon consummation of our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2023, the Company had cash of $262,658 and a working capital deficit (current assets less current liabilities, excluding deferred offering costs) of $122,602. Upon the closing of IPO on October 11, 2023, we had cash of $774,668 not held in the Trust Account and a working capital of $767,721.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Due to Related Party

Prior to the inception of the Company, the Sponsor formed a blank check company (which was dissolved in April 2023) and paid professional fees totaling $85,000 in 2022 for transaction costs related to its public offering. The service providers credited a total of $85,000 to the transaction costs incurred in connection with the Proposed Public Offering of the Company. As of September 30, 2023, $85,000 was outstanding; the amount is unsecured, interest-free and due on demand. The Company repaid the outstanding balance of $85,000 to the Sponsor on October 11, 2023.

Promissory Notes – Related Party

On May 21, 2023, the Sponsor agreed to loan the Company up to an aggregate amount of $300,000 to be used, in part, for transaction costs incurred in connection with the Proposed Public Offering (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due after the date on which the Company closes the initial Business Combination. As of September 30, 2023, $300,000 was outstanding under the Promissory Note. The Company repaid the outstanding balance of $300,000 to the Sponsor on October 11, 2023.

Administrative Services Agreement

We have entered into an administrative services agreement pursuant to which we will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination.

Underwriting Agreement

Pursuant to an underwriting agreement in connection with the IPO, we granted EF Hutton, the representative of the underwriters, a 45-day option to purchase up to 900,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On October 11, 2023, the underwriters fully exercised the over-allotment option to purchase 900,000 units at an offering price of $10.00 per Unit for an aggregate purchase price of $9,000,000.

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $1,380,000. In addition, the underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the IPO, or $2,415,000, which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. The underwriters reimbursed $690,000 to the Company for the IPO related expenses.

Additionally, we issued the underwriters 69,000 shares common stock, or the representative shares, at the closing of the IPO as part of representative compensation.

Critical Accounting Policies

The preparation of unaudited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. Weighted average shares were reduced for the effect of an aggregate of 225,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters. As of September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Deferred Offering Costs

Deferred offering costs consist of legal, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Proposed Public Offering and that will be charged to stockholders’ equity upon the completion of the Proposed Public Offering. Should the Proposed Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

Recent accounting pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 from the Company’s inception. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2023, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on October 10, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on October 10, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 11, 2023, Quetta Acquisition Corporation (the “Company”) consummated its initial public offering (the “IPO”) of 6,900,000 units (the “Units”), which includes full exercise of the underwriter’s over-allotment option. Each Unit consists of one common stock of the Company, par value $0.0001 per share (the “Common Stock”) and one-tenth (1/10) of one right (“Right”) to receive one share of common stock upon the consummation of an initial business combination. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $69,000,000. Simultaneously with the closing of the IPO, the Company consummated a private placement (the “Private Placement”) in which Yocto Investments LLC (the “Sponsor”), purchased 253,045 private units (the “Private Placement Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,530,450. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering. The Private Units are identical to the Public Units sold in the Initial Public Offering.

A total of $69,690,000 of the proceeds from the IPO and the sale of the Private Placement Units were placed in a trust account established for the benefit of the Company’s public shareholders. We paid a total of $1,380,000 underwriting discounts and commissions and $1,097,729 for other offering costs and expenses (which excludes $690,000 of representative shares at fair value) related to the Initial Public Offering. In addition, the underwriters agreed to defer $2,415,000 in underwriting discounts and commissions. The underwriters reimbursed $690,000 to us for the IPO related expenses.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 5, 2023, by and between the Company and EF Hutton, division of Benchmark Investments, LLC.(1)

3.1	Amended and Restated Certificate of Incorporation.(1)

4.1	Rights Agreement, dated October 5, 2023, by and between Continental Stock Transfer & Trust Company and the Company.(1)

10.1	Letter Agreement, dated October 5, 2023, among the Company and the Company’s officers, directors and Initial Stockholders.(1)

10.2	Investment Management Trust Agreement, dated October 5, 2023, by and between Continental Stock Transfer & Trust Company and the Company.(1)

10.3	Stock Escrow Agreement, dated October 5, 2023, among the Company, Continental Stock Transfer & Trust Company and the Initial Stockholders.(1)

10.4	Registration Rights Agreements, dated October 5, 2023, by and between the Company and Initial Stockholders. (1)

10.5	Indemnity Agreements, dated October 5, 2023, by and among the Company and the directors and officers of the Registrant.(1)

10.6	Subscription Agreement, dated October 5, 2023, by and between the Company and Yocto Investments LLC. (1)

10.7	Administrative Service Agreement, dated October 5, 2023, by and between the Company and Yocto Investments LLC.(1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 12, 2023 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUETTA ACQUISITION CORPORATION

Date: November 14, 2023	By:	/s/ Hui Chen
	Name:	Hui Chen
	Title:	Chairperson, Chief Executive Officer
(Principal Executive Officer)