Form 10-K
period 2023-12-31
Quetta Acquisition Corp
filed 2024-03-25
CIK 1978528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-41832

QUETTA ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	93-1358026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1185 Avenue of the Americas, Suite 301 New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 612-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	QETA	The Nasdaq Stock Market LLC
Rights	QETAR	The Nasdaq Stock Market LLC
Units	QETAU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $0.

The number of shares outstanding of the Registrant’s shares of common stock as of March 25, 2024 was 8,947,045, including shares of common stock underlying the units and rights, $0.0001 par value per share, issued and outstanding.

Auditor Firm ID: PCAOB ID # 206 Auditor Name: MaloneBailey LLP Auditor Location: Houston, TX

DOCUMENTS INCORPORATED BY REFERENCE

None.

QUETTA ACQUISITION CORPORATION

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

PART I

ITEM 1.	BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company,” “Quetta” and to “we,” “us,” and “our” refer to Quetta Acquisition Corporation

Introduction

We are a blank check company formed under the laws of the State of Delaware on May 1, 2023 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this prospectus as our initial business combination. Our efforts to identify a prospective target business will not be limited, although the company intends to prioritize the evaluation of businesses in Asia (excluding China, Hong Kong, and Macau) that operate in the financial technology sector. We shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). We do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction with our company.

Context and Competitive Advantage

We will seek to leverage our management team’s proprietary network of relationships with corporate executives, private equity, venture and growth capital funds, investment banking firms, consultants, family offices, and large corporations in order to source, acquire, and support the operations of the business combination target. We believe our team’s extensive and applicable experience investing in and operating businesses in Asia and North America will make us a preferred partner and allow us to source high-quality combination targets. Our efforts to identify a prospective target business will not be limited to a particular geographic region or industry, although the Company intends to focus on operating businesses in Asia (excluding China, Hong Kong, and Macau), and we prefer an initial business combination with a digital asset exchange, such as a bitcoin marketplace.

The future development and growth of digital assets such as crypto is subject to a variety of factors that are difficult to predict and evaluate. In fact, crypt asset markets in general are distressed due to recent bankruptcies and financial failure of FTX Trading Ltd. (“FTX”), which may limit our ability to identify perspective target for business combination, affect the attractiveness of prospective target business, or, following consummation of our initial business combination, our financial condition and results of operations. Digital asset exchanges on which cryptocurrencies trade are relatively new and, in most cases, largely unregulated. The legal and regulatory regimes, including the laws, rules, and regulations associated with them, are evolving and will be impacted by the bankruptcy of the FTX Exchange and other regulatory concerns with the industry generally. It is possible the failure of FTX in November 2022 and the resulting market turmoil could lead to increased SEC, CFTC, or criminal investigations, enforcement, and/or other regulatory activity, which may subject our potential business combination to significant legal and regulatory consequences, leading to significant delay or even termination of our initial business combination. For additional discussion regarding our belief about the market risks existing and future regulations pose to our initial business combination, see “Risk Factors” beginning on page 31 of this prospectus.

Our team consists of experienced professionals and senior operating executives who bring a unique background and skill set that will be attractive to leading Asia-based companies. We believe that we will be able to leverage the following competitive strengths in identifying, structuring, and consummating a business combination:

●	An extensive network across several industries in Asia; which include longstanding relationships with leading executives, investors, entrepreneurs, and investment bankers in the Asia region and thus will provide us with access to proprietary investment opportunities and strong deal flow in our target sectors;

●	Structuring and execution capabilities; through their respective careers, our team has extensive experience in identifying, evaluating and executing investments in companies at various stages of their life cycle. We believe that the combined and complementary expertise of our team will allow us to structure and execute a highly attractive transaction;

●	U.S. and Asia cross-border deal experience; cross-border transactions require industry and local regulatory knowledge, rigorous due diligence and structuring creativity. Our team has significant transaction experience completing large-scale domestic and cross-border transactions, involving acquirers and targets located across the U.S. and Asia.

Our Sponsor is Yocto Investments LLC and our manager is Ms. Chen Chen, who is the wife of our chief executive officer. We will seek to capitalize on the collective deal-making experience and business connections of our management team.

Hui Chen has been our Chief Executive Officer and Chairman since May 2023. He has been serving as the Chief Executive Officer and Chairman of Yotta Acquisition Corporation (Nasdaq: YOTA) since December 2021. Mr. Chen is a cross-industry expert in computer science and law. Mr. Chen founded Law Offices of Hui Chen & Associates, PC in 2012, a New York-based law firm. Mr. Chen focuses his practice on patent prosecution, copyright infringement, and other general intellectual property matters. Mr. Chen has also been an adjunct professor at Hofstra University since September 2019, where he instructs multiple undergraduate computer science programming courses in Visual C++. Before joining Hofstra University, Mr. Chen was an adjunct associate professor at John Jay College of Criminal Justice, Pace University, Touro College, and Saint Francis College between 2000 and 2018 and was a full-time professor at Technical Career of Institute, College of Technology from December 2011 to December 2017. Before forming his law office in 2012, Mr. Chen worked for multiple Fortune 500 companies. Mr. Chen worked as an Oracle developer at eBay, Inc. from February 2008 to May 2015. Mr. Chen worked at IBM Global Services, where he was a solo back-end developer in designing and building the database and back-end process for DHS Inspection Application, from November 2007 to March 2008, and a programmer analyst between March 1998 and May 2004. Mr. Chen also worked at MultiPlan Inc. between June 2005 and February 2008 as a technical lead where he participated in designing new application systems and partnered with external vendors in coding and implementing new systems by using Java and Oracle PL/SQL. Before that, Mr. Chen worked at Pepsi Cola Inc. from January 2004 to June 2005, where he designed, coded, implemented, and documented a growth forecasting system and developed an automatic purchasing system. Mr. Chen received a Bachelor’s degree in Mechanical Engineering from Shanghai Jiaotong University in 1992, a Bachelor’s degree in HVAC from Technical Career Institutes in 1997, a Master of Science degree in Computer Science from Pace University in 2000, and his J.D. degree from Cardozo School of Law, Yeshiva University in 2010.

Robert L. Labbe has been our Chief Financial Officer since May 2023. He serves as one of our directors as of the date of this prospectus. He has been serving as the Chief Financial Officer and director of Yotta Acquisition Corporation (Nasdaq: YOTA) since December 2021. Mr. Labbe is a real estate veteran and real estate finance attorney licensed in California and New York with over thirty (30) years of experience in real estate. Mr. Labbe also has been a manager of MCAP Realty Advisors, LLC, a real estate advisor company, since January 2010. Mr. Labbe has been the general counsel of Global Premier Development Inc. and Global Premier America, LLC, real estate development companies, from March 2012 to December 2021. Mr. Labbe was a co-founder, general counsel, and managing director of Lenders Direct Capital, a wholesale lender, and its retail affiliate Lenders Republic Financial, a nationwide mortgage banker, from May 2003 to December 2007. Mr. Labbe was also a co-founder and partner at Mazda Butler LLP, a commercial and real estate law firm in California, from January 2003 to December 2007. Mr. Labbe co-founded First Allegiance Financial, a national specialty finance company, where he was the president and chairman from September 1996 to December 1998. First Allegiance Financial was acquired by City Holding Company, a financial holding company, for approximately $22 million in 1997. Mr. Labbe received his Bachelor’s degree in Civil Law (B.C.L.) and Bachelor of Laws degree (LL.B.) from McGill University in 1982 and 1983, respectively. Mr. Labbe also received his Diplome d’Etude Collegiale St. Lawrence College (Quebec) in 1978. Mr. Labbe is a licensed broker with the California Department of Real Estate since 1990. Mr. Labbe also holds the UC Irvine Extension Light Construction and Development Management Program Certificate.

Brandon Miller has been serving as one of our independent directors since October 2023. He has been serving as a member of the board of directors of Yotta Acquisition Corporation (Nasdaq: YOTA) since April 2022. Mr. Miller has been the managing partner at Aspect Property Management LLC, a property management company in Connecticut, since January 2015. Before joining Aspect Property Management LLC, Mr. Miller spent a decade in the consulting industry at Matté & Company, a private and public sector consulting company from January 2005 to January 2015, where he offered executive recruiting, strategic planning, leadership, and corporate consulting services. Mr. Miller was a corporate controller at Corporate Dining Solutions, a corporate catering company, from 2003 to 2005. Mr. Miller is presently a certified manager of community associations (“CMCA”) and an association management specialist (“AMS”). Mr. Miller received his Bachelor’s degree in Finance from the University of Bridgeport in 1986 and studied in Mechanical Engineering at North Carolina State University from 1980 to 1983.

Daniel M. McCabe has been serving as one of our independent directors since October 2023. He has been serving as a member of the board of directors of Yotta Acquisition Corporation (Nasdaq: YOTA) since April 2022. Mr. McCabe has been admitted to practice before the Courts of the State of Connecticut since 1974. Mr. McCabe’s legal career began as an assistant clerk of the Superior Court at Stamford from 1974 to 1976, and since then he has had his own legal practice, Daniel McCabe LLC, a general practice law firm in Connecticut founded in 1982. His work includes rendering legal advice to individuals and business entities concerning commercial transactions, business organizations, and complex litigation. Mr. McCabe is also an Adjunct Professor of Business Law at Sacred Heart University. Mr. McCabe previously was the Chairman of the Stamford Housing Authority, Co-chair of the Stamford Reapportionment Committee, Member of the Board of Parole for the State of Connecticut, Chairman of the Republican Town Committee of the City of Stamford and Counsel for the Stamford Water Pollution Control Authority. He also served as Corporation Counsel for the City of Stamford where he held the position of chief legal counsel and advisor to Mayor Stanley Esposito of the City of Stamford. Mr. McCabe obtained his Juris Doctor degree from St. John’s University Law School in 1974.

Michael Lazar has been serving as one of our independent directors since October 2023. He has been serving as a member of the board of directors of Yotta Acquisition Corporation (Nasdaq: YOTA) since April 2022. Mr. Lazar has over 14 years of experience in guiding corporate issuers with the filing of their regulatory filings with the SEC. Mr. Lazar founded Empire Filings, a full-service financial printer, in October 2020, and has been the chief executive officer of the company since then. Mr. Lazar acted as the chief executive officer of Adorbs, Inc., an organic apparel company quoted on the OTC market, from April 2019 to October 2020. Prior to that, Mr. Lazar worked at S2 Filings, a full-service financial printer, from August 2016 to October 2020. Mr. Lazar started his career in the financial printer industry at Vintage Filings, a full-service financial printer and a division of PR Newswire, from August 2006 to August 2016. Mr. Lazar obtained his Bachelor’s degree in Economics from Brooklyn College in 2004.

Our activities thus far have been limited to the organization of the company and the preparation of our IPO. Our current activities aim to identify a target company and to consummate a business combination with the target. We will not limit our search of potential targets for the initial business combination, although we anticipate that our search will primarily be in the financial technology sector due to the expertise of our management. In particular we are interested in exploring the possibility of establishing a digital assets market in Asia (excluding China, Hong Kong and Macau).

The past performance of our management team, or their respective affiliates, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. No member of our management team has been an officer or director of a special purpose acquisition corporation in the past. You should not rely on the historical record of our management team’s or their respective affiliates’ performance as indicative of our future performance.

Our officers and directors may become officers or directors of another special purpose acquisition company with a class of securities intended to be registered under the Securities Act of 1933, as amended, or the Exchange Act of 1934, prior to the completion of our initial business combination.

Our Business Strategy and Acquisition Criteria

We intend to focus our efforts on identifying and completing our initial business combination with a company in a financial technology industry that aligns with our team’s experiences, expertise and network of relationships. Our business strategy is focused on potential acquisition targets that exhibit compelling long-term growth potential and highly defensible market positions. Our experience with Asia is a key differentiator for us compared to other blank check companies, the majority of which we believe are seeking business combinations exclusively in the U.S. We believe this will allow us to generate a truly differentiated pipeline of acquisition opportunities and lead to executing a business combination with an attractive target company more quickly, efficiently, and under better terms than our competitors.

We believe that targeting companies in Asia (excluding China, Hong Kong and Macau) are compelling because there is a significant pool of high-quality private companies that could benefit from going public in the United States. We expect that the financial technology sector will continue to have a strong growth trajectory due to recent trends including increasing digitization, the adoption and advancement of new technology, and changes in consumer habits. We believe Asia in particular represents a compelling market environment with significant growth opportunities and favorable trends within the financial technology industry. We believe that the COVID-19 pandemic and Asia’s growing market has enabled consumer adoption of financial technology to accelerate, creating massive opportunities for our team to capitalize on. Given the high level of business formation and development in Asia, and the number of high-quality emerging companies seeking access to the US capital markets in our network, we believe that we will be able to engage with many leading, Asia-based companies (excluding China, Hong Kong and Macau) interested in a business combination. We shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau).

We have identified the following general criteria and guidelines as we evaluate prospective target companies.

●	Large underpenetrated markets with favorable industry dynamics. We intend to actively look for suitable investment opportunities within the financial technology sector with an enterprise value of approximately $250 million to $1 billion. We will prioritize targets that are already benefiting from or capitalizing on trends found within their respective sectors.

●	Strong management team. The strength of the management team will be an important component in our review process. We will seek to partner with a visionary, experienced and professional management team that can drive growth, strategic decision making and long-term value creation.

●	Defensible market position with sustainable competitive advantage. We intend to favor targets that have a strong competitive advantage or are category leaders in their respective verticals. We will target companies that have strong intellectual property, technology, or brand equity within their respective sectors and that can be further monetized on a global basis.

●	Asia-domiciled but operating on a global basis. We will seek targets that have already established a strong operating history within Asia (excluding China, Hong Kong and Macau), but which possess a competitive edge to expand into new geographic regions where similar needs exist.

●	Benefit from being a public company. We intend to only acquire businesses that would benefit from being publicly traded in the United States, including access to broader sources of capital and expanded market awareness. This improved access to capital could allow the targets to accelerate growth, pursue new projects, retain and hire employees, and expand into new geographies or businesses.

While we intend to use these criteria in evaluating the attractiveness of potential business combination opportunities, we may ultimately decide to enter into an initial business combination with a target business that does not meet these criteria. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in stockholder communications related to our initial business combination, which, as discussed in this prospectus, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as the review of financial and other information which will be made available to us. We will also utilize our operational and capital allocation experience. Our acquisition criteria, due diligence processes, and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our management may deem relevant.

Yotta Acquisition Corporation

On March 8, 2021, our management co-founded Yotta Acquisition Corporation, a Delaware corporation (“Yotta”), a special purpose acquisition company incorporated for the purposes of effecting a business combination. On April 22, 2022, Yotta consummated its initial public offering of 11,500,000 units (including 1,500,000 units issued upon the full exercise of the over-allotment option), each unit consisting of one share of common stock and one-tenth (1/10) of one right, for an offering price of $10.00 per unit. Its units, common stock and rights are currently traded on Nasdaq under symbols “YOTAU”, “YOTA” and “YOTAR,” respectively.

On October 24, 2022, Yotta entered into a certain merger agreement (the “Merger Agreement”) by and among NaturalShrimp Incorporated (“NaturalShrimp”), a Nevada corporation, Yotta, and Yotta Merger Sub, Inc. (“MergerSub”), a Nevada corporation and wholly-owned subsidiary of Yotta. At the closing of the merger in consideration, Yotta will issue 17.5 million shares of its common stock, par value $0.0001 per share, to the former security holders of Yotta. Following the closing of the merger, the former security holders of NaturalShrimp will be entitled to receive up to 10,000,000 additional shares of Yotta’s common stock if, following the closing of the merger, NaturalShrimp meets or exceeds either of two annual revenue thresholds for each of the fiscal years ending on March 31, 2024 and March 31, 2025. After the closing of the merger, if NaturalShrimp meets or exceeds $15,000,000 in revenue (per its audited financial statements) for the fiscal year ending March 31, 2024, then Yotta will issue 5,000,000 shares of Yotta’s common stock to the former security holders of NaturalShrimp. If NaturalShrimp meets or exceeds $30,000,000 in revenue (per its audited financial statements) for the fiscal year ending March 31, 2025, then Yotta will issue 5,000,000 shares of its common stock to the former security holders of NaturalShrimp.

At a special meeting of stockholders held on April 19, 2023, Yotta’s stockholders approved Yotta to enter into an amendment to the Investment Management Trust Agreement with Continental Stock Transfer & Trust Company (the “Trust Amendment”) dated as of April 19, 2023. Pursuant to the Trust Amendment, Yotta has the right to extend time to complete its business combination (the “Business Combination Period”) under the Trust Agreement for a period of 12 months from April 22, 2023 to April 22, 2024 and to the extent Yotta’s Amended and Restated Certificate of Incorporation is amended to extend the Business Combination Period, by depositing $120,000 for each such one-month extension into Yotta’s trust account. Yotta filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on April 19, 2023 giving Yotta the right to extend the Business Combination Period from April 22, 2023 to April 22, 2024.

On April 21, 2023, May 17, 2023 and June 20, 2023, Yotta each deposited $120,000 (an aggregate of $360,000) into its trust account in order to extend the period of time it has to complete a business combination for an additional one (1) month period, respectively. The purpose of the extensions is to provide more time for Yotta to complete a business combination.

By a letter dated August 10, 2023 (the “Termination Letter”), Yotta informed NaturalShrimp that it was terminating the Merger Agreement. The termination of the Merger Agreement was due to breaches by NaturalShrimp of its obligations thereunder including, but not limited to, NaturalShrimp’s obligation to share the costs associated with the extension of the deadline by which Yotta must complete an initial business combination. Although the payments were to be shared equally, NaturalShrimp failed to provide its portion despite being notified of its obligation to do so.

NaturalShrimp has not responded to the Termination Letter but previously sent a notification that it was terminating the Merger Agreement. Yotta rejected that purported termination as it does not believe NaturalShrimp has a legal basis under the Merger Agreement to terminate it. Moreover, pursuant to Section 10.2(b) of the Merger Agreement, NaturalShrimp was not authorized to terminate the Merger Agreement when it was in breach of its terms. Yotta also included in the Termination Letter a demand for the $3 million termination fee due to it under the terms of the Merger Agreement.

Certain member of our management are officers and/or directors of Yotta, including Mr. Hui Chen serves as Chairman and CEO, Mr. Robert L. Labbe serves as the CFO and director, and each of Mr. Brandon Miller, Mr. Daniel M. McCabe and Mr. Michael Lazar serves as an independent director, and each of the foregoing own fiduciary duties under Delaware general corporate law to Yotta. For more details about our management’s conflict of interests, see “Management-Conflicts of Interest” of this annual report on Form 10-K.

Acquisition Process

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience as a part of our analysis of any potential target.

We are not prohibited from pursuing an initial business combination with a target that is affiliated with our Sponsor, officers, or directors nor making the initial business combination through a joint venture or other form of shared ownership with our Sponsor, officers, or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our Sponsor, officers, or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view.

Our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. More specifically, all of our officers and directors have fiduciary and contractual duties to Yotta Acquisition Corporation (“Yotta”), which executed a definitive merger agreement in connection with its initial business combination on October 24, 2022. The merger agreement was terminated on August 10, 2023. Yotta will have priority over us in connection with potential target businesses identified by its management. These conflicts of interests may limit the number of potential targets that our management presents to us for purposes of completing a business combination. For more details about our management’s conflict of interests, see “Management-Conflicts of Interest” on page 108 of this prospectus. If Yotta decides to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to his or her fiduciary duties under Delaware law, none of the members of our management team who are also employed by, or directors of, our sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors, officers or employees of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Delaware law and any other applicable fiduciary duties.

Certain of our directors and officers currently have, and any of them in the future may have additional, fiduciary, or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity subject to his or her fiduciary duties. If any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

No members of our management team have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such member specifically in his or her capacity as an officer or a director of the company. Members of our management team may be required to present potential business combinations to other entities to whom they have fiduciary duties before they present such opportunities to us. Any knowledge or presentation of such opportunities may therefore present conflicts of interest.

Initial Business Combination

We have 9 months from the closing of our IPO to consummate our initial business combination (“Combination Period”). If we anticipate that we may not be able to consummate our initial business combination within 9 months from the closing of this offering, we may, but are not obligated to, if requested by our sponsor or its affiliates, extend Combination Period up to two times by an additional three months each time for a total of up to 15 months by depositing $600,000 (or $690,000 if the underwriters’ over-allotment option is exercised in full) in connection with each such extension into our trust account (the “Paid Extension Period”). In addition, we will be entitled to an automatic six-month extension to complete a business combination (the “Automatic Extension Period”) if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination during the Combination Period or Paid Extension Period. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten (10) business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution, the public and private rights will expire and will be worthless. Our public stockholders will not be afforded an opportunity to vote on our extensions of time to consummate an initial business combination from 9 months to up to 15 months or redeem their shares in connection with such extensions.

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or an independent accounting firm with respect to the satisfaction of such criteria. Our stockholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose, at which stockholders may seek to redeem their shares, regardless of whether they vote for or against, or abstain from voting on, the proposed business combination, for their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek stockholder approval of our proposed business combination or allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Any tender offer documents used in connection with a business combination will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

Pursuant to the Nasdaq listing rules, our initial business combination must occur with one or more target businesses having an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriting discounts and taxes payable on the income earned on the trust account), at the time of the agreement to enter into the initial business combination, which we refer to as the 80% test. We are not required to obtain an opinion from an unaffiliated third party that the target business we select has a fair market value in excess of at least 80% of the balance of the trust account unless our board of directors cannot make such determination on its own. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) or an independent valuation or appraisal firm with respect to satisfaction of such criteria. Our stockholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test. If the business combination involves more than one target business, the 80% of fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

The net proceeds of our IPO from the trust account upon the closing of our initial business combination may be used as consideration to pay the sellers of a target business with which we complete our initial business combination. If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital. In addition, we may be required to obtain additional financing in connection with the closing of our initial business combination to be used following the closing for general corporate purposes as described above. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our Sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. Our amended and restated certificate of incorporation provides that, following this offering and prior to the consummation of our initial business combination, we are prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote (a) on any initial business combination or (b) to approve a further amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 9 months from the date of this prospectus (or until 18 months if we extend the period of time to consummate a business combination by the maximum amount) or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their public shares.

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the last completed fiscal year.

Facilities

We currently maintain our principal executive offices at 1185 Avenue of the Americas, Suite 301, New York, NY 10036. The cost for this space is included in the $10,000 per-month fee payable to Yocto Investments LLC, for office space, utilities and secretarial services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We have two executive officers. They are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Legal Proceedings

There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 10 years preceding the date of this annual report on Form 10-K.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for assessing and managing any cybersecurity threats. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our board of directors for further actions, including regarding the appropriate disclosure, mitigation, or other response or actions that the board deems appropriate to take.

As of the date of this report, we have not encountered any cybersecurity incidents since our IPO.

ITEM 2.	PROPERTIES

We currently maintain our principal executive offices at 1185 Avenue of the Americas, Suite 301, New York, NY 10036. The cost for this space is included in the $10,000 per-month fee payable to Yocto Investments LLC, for office space, utilities and secretarial services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Global Market, or Nasdaq, under the symbol “QETA” on October 6, 2023. The common stock and rights comprising the units began separate trading on Nasdaq on November 30, 2023, under the symbols “QETA” and “QETAR”, respectively.

Holders of Record

As of December 31, 2023, there were 8,947,045 of our shares of Common Stock issued and outstanding held by six stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our Common Stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On October 11, 2023, the Company consummated its initial public offering of 6,900,000 units (the “Units”), which includes full exercise of the underwriter’s over-allotment option. Each Unit consists of one common stock of the Company, par value $0.0001 per share (the “Common Stock”) and one-tenth (1/10) of one right (“Right”) to receive one share of common stock upon the consummation of an initial business combination. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $69,000,000. Simultaneously with the closing of the IPO, the Company consummated a private placement (the “Private Placement”) in which Yocto Investments LLC (the “Sponsor”), purchased 253,045 private units (the “Private Placement Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,530,450. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering. The Private Units are identical to the Public Units sold in the Initial Public Offering.

A total of $69,690,000 of the proceeds from the IPO and the sale of the Private Placement Units were placed in a trust account established for the benefit of the Company’s public shareholders. We paid a total of $1,380,000 underwriting discounts and commissions and $407,729 for other offering costs and expenses (which excludes $690,000 of representative shares at fair value) related to the Initial Public Offering. In addition, the underwriters agreed to defer $2,415,000 in underwriting discounts and commissions. The underwriters reimbursed $690,000 to us for the IPO related expenses.

As of December 31, 2023, a total of $70,506,524 was held in the trust account, $69,690,000 of which is the proceeds from the IPO and Private Placement and $816,524 of which was interest income generated by the proceeds in trust.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in Delaware on May 1, 2023. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to herein as our “initial business combination.” Our efforts to identify a prospective target business are not limited to any particular industry or geographic region, although we intend to focus on target businesses in Asia (excluding China, Hong Kong, and Macau) that operate in the financial technology sector. We intend to utilize cash derived from the proceeds of our initial public offering (“IPO” as defined below) and the private placement of Private Units, our securities, debt or a combination of cash, securities and debt, in effecting our initial business combination.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our activities from May 1, 2023 (inception) through December 31, 2023 were organizational activities and those necessary to prepare for our IPO, which is described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from May 1, 2023 (inception) through December 31, 2023, we had net income of $535,209, which consisted of general and administrative expenses of $78,045, related party administrative fees of $28,710, franchise tax expense of $14,378 and income tax expense of $170,649, offset by interest income of $826,991.

Liquidity and Capital Resources

On October 11, 2023, we completed our initial public offering (“IPO”) of 6,900,000 units (the “Public Units’), including the full exercise of the over-allotment option of 900,000 Units granted to the underwriters. The Public Units were sold at an offering price of $10.00 per unit generating gross proceeds of $69,000,000. Each Unit consists of one share of common stock and one-tenth (1/10) of one right (“Public Right”). Each Public Right will convert into one share of common stock upon the consummation of a Business Combination. Simultaneously with the IPO, we sold to our Sponsor 253,045 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $2,530,450. The Private Units are identical to the Public Units except with respect to certain registration rights and transfer restrictions. Each Private Unit consists of one share of common stock (“Private Share”) and one-tenth (1/10) of one right (“Private Right”). Each Private Right will convert into one share of common stock upon the consummation of a Business Combination. Additionally, we issued the underwriters 69,000 shares of common stock for the representative shares, at the closing of the IPO as part of representative compensation.

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

As of December 31, 2023, the Company had cash of $610,185 and a working capital (current assets less current liabilities) of $486,406.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

Administrative Services Agreement

We have entered into an administrative services agreement pursuant to which we will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. As of December 31, 2023, the Company has incurred $28,710 in related party fees for the services provided by the Sponsor under this agreement.

Underwriting Agreement

Upon closing of a Business Combination, the underwriters will be entitled to a deferred fee of 3.5% of the gross proceeds of the IPO, or $2,415,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. Additionally, we issued the underwriters 69,000 shares common stock, or the representative shares, at the closing of the IPO as part of representative compensation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company’s management has reviewed all estimates used in the preparation of the financial statements and has determined that none reflect both a significant level of estimation uncertainty and a reasonable likelihood of material impact on the Company’s financial condition or results of operations.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of the date of this annual report.

Name	Age	Position
Hui Chen	52	Chairman, Chief Executive Officer
Robert L. Labbe	64	Chief Financial Officer, Director
Brandon Miller	61	Independent Director
Daniel M. McCabe	74	Independent Director
Michael Lazar	40	Independent Director

Hui Chen has been our Chief Executive Officer and Chairman since May 2023. He has been serving as the Chief Executive Officer and Chairman of Yotta Acquisition Corporation (Nasdaq: YOTA) since December 2021. Mr. Chen is a cross-industry expert in computer science and law. Mr. Chen founded Law Offices of Hui Chen & Associates, PC in 2012, a New York-based law firm. Mr. Chen focuses his practice on patent prosecution, copyright infringement, and other general intellectual property matters. Mr. Chen has also been an adjunct professor at Hofstra University since September 2019, where he instructs multiple undergraduate computer science programming courses in Visual C++. Before joining Hofstra University, Mr. Chen was an adjunct associate professor at John Jay College of Criminal Justice, Pace University, Touro College, and Saint Francis College between 2000 and 2018 and was a full-time professor at Technical Career of Institute, College of Technology from December 2011 to December 2017. Before forming his law office in 2012, Mr. Chen worked for multiple Fortune 500 companies. Mr. Chen worked as an Oracle developer at eBay, Inc. from February 2008 to May 2015. Mr. Chen worked at IBM Global Services, where he was a solo back-end developer in designing and building the database and back-end process for DHS Inspection Application, from November 2007 to March 2008, and a programmer analyst between March 1998 and May 2004. Mr. Chen also worked at MultiPlan Inc. between June 2005 and February 2008 as a technical lead where he participated in designing new application systems and partnered with external vendors in coding and implementing new systems by using Java and Oracle PL/SQL. Before that, Mr. Chen worked at Pepsi Cola Inc. from January 2004 to June 2005, where he designed, coded, implemented, and documented a growth forecasting system and developed an automatic purchasing system. Mr. Chen received a Bachelor’s degree in Mechanical Engineering from Shanghai Jiaotong University in 1992, a Bachelor’s degree in HVAC from Technical Career Institutes in 1997, a Master of Science degree in Computer Science from Pace University in 2000, and his J.D. degree from Cardozo School of Law, Yeshiva University in 2010.

Robert L. Labbe has been our Chief Financial Officer since May 2023. He serves as one of our directors as of the date of this prospectus. He has been serving as the Chief Financial Officer and director of Yotta Acquisition Corporation (Nasdaq: YOTA) since December 2021. Mr. Labbe is a real estate veteran and real estate finance attorney licensed in California and New York with over thirty (30) years of experience in real estate. Mr. Labbe also has been a manager of MCAP Realty Advisors, LLC, a real estate advisor company, since January 2010. Mr. Labbe has been the general counsel of Global Premier Development Inc. and Global Premier America, LLC, real estate development companies, from March 2012 to December 2021. Mr. Labbe was a co-founder, general counsel, and managing director of Lenders Direct Capital, a wholesale lender, and its retail affiliate Lenders Republic Financial, a nationwide mortgage banker, from May 2003 to December 2007. Mr. Labbe was also a co-founder and partner at Mazda Butler LLP, a commercial and real estate law firm in California, from January 2003 to December 2007. Mr. Labbe co-founded First Allegiance Financial, a national specialty finance company, where he was the president and chairman from September 1996 to December 1998. First Allegiance Financial was acquired by City Holding Company, a financial holding company, for approximately $22 million in 1997. Mr. Labbe received his Bachelor’s degree in Civil Law (B.C.L.) and Bachelor of Laws degree (LL.B.) from McGill University in 1982 and 1983, respectively. Mr. Labbe also received his Diplome d’Etude Collegiale St. Lawrence College (Quebec) in 1978. Mr. Labbe is a licensed broker with the California Department of Real Estate since 1990. Mr. Labbe also holds the UC Irvine Extension Light Construction and Development Management Program Certificate.

Brandon Miller serves as one of our independent directors since October 5, 2023. He has been serving as a member of the board of directors of Yotta Acquisition Corporation (Nasdaq: YOTA) since April 2022. Mr. Miller has been the managing partner at Aspect Property Management LLC, a property management company in Connecticut, since January 2015. Before joining Aspect Property Management LLC, Mr. Miller spent a decade in the consulting industry at Matté & Company, a private and public sector consulting company from January 2005 to January 2015, where he offered executive recruiting, strategic planning, leadership, and corporate consulting services. Mr. Miller was a corporate controller at Corporate Dining Solutions, a corporate catering company, from 2003 to 2005. Mr. Miller is presently a certified manager of community associations (“CMCA”) and an association management specialist (“AMS”). Mr. Miller received his Bachelor’s degree in Finance from the University of Bridgeport in 1986 and studied in Mechanical Engineering at North Carolina State University from 1980 to 1983.

Daniel M. McCabe serves as one of our independent directors since October 5, 2023. He has been serving as a member of the board of directors of Yotta Acquisition Corporation (Nasdaq: YOTA) since April 2022. Mr. McCabe has been admitted to practice before the Courts of the State of Connecticut since 1974. Mr. McCabe’s legal career began as an assistant clerk of the Superior Court at Stamford from 1974 to 1976, and since then he has had his own legal practice, Daniel McCabe LLC, a general practice law firm in Connecticut founded in 1982. His work includes rendering legal advice to individuals and business entities concerning commercial transactions, business organizations, and complex litigation. Mr. McCabe is also an Adjunct Professor of Business Law at Sacred Heart University. Mr. McCabe previously was the Chairman of the Stamford Housing Authority, Co-chair of the Stamford Reapportionment Committee, Member of the Board of Parole for the State of Connecticut, Chairman of the Republican Town Committee of the City of Stamford and Counsel for the Stamford Water Pollution Control Authority. He also served as Corporation Counsel for the City of Stamford where he held the position of chief legal counsel and advisor to Mayor Stanley Esposito of the City of Stamford. Mr. McCabe obtained his Juris Doctor degree from St. John’s University Law School in 1974.

Michael Lazar serves as one of our independent directors since October 5, 2023. He has been serving as a member of the board of directors of Yotta Acquisition Corporation (Nasdaq: YOTA) since April 2022. Mr. Lazar has over 14 years of experience in guiding corporate issuers with the filing of their regulatory filings with the SEC. Mr. Lazar founded Empire Filings, a full-service financial printer, in October 2020, and has been the chief executive officer of the company since then. Mr. Lazar acted as the chief executive officer of Adorbs, Inc., an organic apparel company quoted on the OTC market, from April 2019 to October 2020. Prior to that, Mr. Lazar worked at S2 Filings, a full-service financial printer, from August 2016 to October 2020. Mr. Lazar started his career in the financial printer industry at Vintage Filings, a full-service financial printer and a division of PR Newswire, from August 2006 to August 2016. Mr. Lazar obtained his Bachelor’s degree in Economics from Brooklyn College in 2004.

Number and Terms of Office of Officers and Directors

Our board of directors has five members, three of whom are deemed “independent” under SEC and Nasdaq rules. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our directors may consist of a chairman of the board, and that our officer may consist of chief executive officer, president, chief financial officer, executive vice president(s), vice president(s), secretary, treasurer and such other officers as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Global Market we have at least a majority of independent directors and that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors determined that Mr. McCabe, Mr. Miller, and Mr. Lazar each qualify as an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules.

We will only enter into a business combination if it is approved by a majority of our directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must be approved by our audit committee and a majority of disinterested directors.

Audit Committee

We have established an audit committee of the board of directors, which consists of Mr. Brandon Miller, Mr. Daniel M. McCabe and Mr. Michael Lazar, each of whom is an independent director. Mr. Brandon Miller serves as chairperson of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee is composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Brandon Miller qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

We have established a compensation committee of the board of directors consisting of Mr. Daniel M. McCabe, Mr. Brandon Miller, and Mr. Michael Lazar, each of whom is an independent director. Mr. Daniel M. McCabe serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance within the context of such goals and objectives, and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments, and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel, or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at a future annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers education, professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

Any executive compensation matters will be determined by our compensation committee. None of our directors who currently serve as members of our compensation committee is, or has at any time in the past been, one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee of any other entity that has one or more executive officers serving on our board of directors. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors of any other entity that has one or more executive officers serving on our compensation committee.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest.

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our directors and officers may continue to be involved in the formation of other special purpose acquisition companies in the future. Thus, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	Unless we consummate our initial business combination, our officers, directors, and other insiders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.

●	The founder shares beneficially owned by our officers and directors will be released from escrow only if our initial business combination is successfully completed. Additionally, if we are unable to complete an initial business combination within the required time frame, our officers and directors will not be entitled to receive any amounts held in the trust account with respect to any of their founder shares or private units. Furthermore, our Sponsor, Yocto Investments LLC, agreed that the private units will not be sold or transferred by it until after we have completed our initial business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect our initial business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity except for Yotta Acquisition Corporation, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination and (2) up to 21 months from the date of this prospectus (or any other applicable deadline as described in this prospectus). This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

The following table summarizes the current material pre-existing fiduciary or contractual obligations of our officers, and directors:

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation	Affiliation with Quetta Acquisition Corporation	Priority/Preference relative to Quetta Acquisition Corporation
Hui Chen	Law Offices of Hui Chen & Associates, PC	Law Firm	Partner
	Hofstra University	Education	Adjunct Professor
	Yotta Acquisition Corporation	Special Purpose Acquisition Company	Chief Executive Officer and Chairman	Chairman, Chief Executive Officer	Yotta Acquisition Corporation will have priority over us.

Robert L. Labbe	MCAP Realty Advisors, LLC	Real Estate Advisory Services	Chief Financial Officer and Director
	Yotta Acquisition Corporation	Special Purpose Acquisition Company		Chief Financial Officer, Director

Brandon Miller	Aspect Property Management LLC	Real Estate	Partner
	Yotta Acquisition Corporation	Special Purpose Acquisition Company	Independent Director	Independent Director	Yotta Acquisition Corporation will have priority over us.

Daniel M. McCabe	Daniel M. McCabe, LLC	Law Firm	Partner
	1200 Summer Street Association	Real Estate	Managing Partner
	Yotta Acquisition Corporation	Special Purpose Acquisition Company	Independent Director	Independent Director	Yotta Acquisition Corporation will have priority over us.

Michael Lazar	Empire Filings	Financial Printer	Chief Executive Officer
	Yotta Acquisition Corporation	Special Purpose Acquisition Company	Independent Director	Independent Director	Yotta Acquisition Corporation will have priority over us.

Our insiders, including our officers and directors, have agreed to vote any shares of common stock held by them in favor of our initial business combination, if permitted by law or regulation. In addition, they have agreed to waive their respective rights to receive any amounts held in the trust account with respect to their founder shares and private units if we do not complete our initial business combination within the required time frame. If they purchase shares of common stock in this offering or in the open market, however, they would be entitled to receive their pro rata share of the amounts held in the trust account if we are unable to complete our initial business combination within the required time frame, but have agreed not to redeem such shares in connection with the consummation of our initial business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will therefore comply with section 144 of the DGCL.

Limitation on Liability and Indemnification of Directors and Officers

Our certificate of incorporation provides that our directors and officers will be indemnified by us to the fullest extent authorized by Delaware law as it now exists or may in the future be amended. In addition, our certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors. Notwithstanding the foregoing, as set forth in our certificate of incorporation, such indemnification will not extend to any claims our insiders may make to us to cover any loss that they may sustain as a result of their agreement to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us as described elsewhere in the Prospectus.

Our bylaws also permits us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify the directors and officers.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these provisions. We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our shares of Common Stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Item 11.	Executive Compensation.

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. We currently pay our sponsor an aggregate fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our Chief Executive Officer compensation in lieu of a salary.

Our officers and directors will also receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements made to our sponsor, officers, directors or their respective affiliates, with any interested director abstaining from such review and approval.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 25, 2024 the number of shares of Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of Common Stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 25, 2024, we had 8,947,045 shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Hui Chen(2)	1,970,045	22.0%
Robert L. Labbe	2,000	*
Brandon Miller	2,000	*
Daniel M. McCabe	2,000	*
Michael Lazar	2,000	*
All directors and executive officers as a group (5 individuals)	1,978,045	22.1%
Yocto Investments LLC (our sponsor)(2)	1,940,800	22.0%
Boothbay Fund Management, LLC(3)	523,488	5.9%
ATW SPAC Management LLC(4)	523,488	5.9%
Wealthspring Capital LLC(5)	1,023,776	11.4%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Quetta Acquisition Corp, 1185 Avenue of the Americas, Suite 301, New York, NY.
(2)	Shares owned by Yocto Investments LLC, which is controlled solely by Ms. Chen Chen, who is the wife of Hui Chen.
(3)	Based on information provided in a Schedule 13G filed on February 13, 2024. Boothbay Fund Management, LLC and Ari Glass (together, the “Reporting Persons”) made certain joint acquisition statement, dated February 13, 2024. Each of the Reporting Persons disclaims beneficial ownership of the Company’s shares of Common Stock except to the extent of that person’s pecuniary interest therein. The address of the principal office of the Reporting Persons is 640 Fifth Avenue, 20th Floor, New York, NY 10019.
(4)

Based on information provided in a Schedule 13G filed on February 13, 2024. ATW SPAC Management LLC, Antonio Ruiz-Gimenez and Kerry Propper (together, the “Reporting Persons”) made certain joint acquisition statement, dated February 13, 2024. Each of the Reporting Persons disclaims beneficial ownership of the Company’s shares of Common Stock except to the extent of that person’s pecuniary interest therein. The address of the principal office of the Reporting Persons is 640 Fifth Avenue, 20th Floor, New York, NY 10019.

(5)	Based on information provided in a Schedule 13G filed on January 10, 2024. Wealthspring Capital LLC and Matthew Simpson (together, the “Reporting Persons”) made certain joint acquisition statement, dated January 10, 2024. Each of the Reporting Persons disclaims beneficial ownership of the Company’s shares of Common Stock except to the extent of that person’s pecuniary interest therein. The address of the principal office of the Reporting Persons is 17 State Street, Suite 2130, New York, New York 10004.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record of beneficial rights included in the units or the private rights issued pursuant to the Company’s initial public offering as these rights are not convertible until consummation of the Company’s initial business combination.

All of the founder shares issued pursuant to our IPO are placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the founder shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our shares of common stock equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the founder shares, one year after the date of our consummation of the initial business combination, or earlier, in either case, if, subsequent to the initial business combination, we consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the shareholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) among our initial stockholders or to our initial stockholders’ members, officers, directors, consultants or their affiliates, (ii) to a holder’s stockholders or members upon its liquidation, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founder shares.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Insider Shares

On May 17, 2023, the Company issued 1,725,000 shares of common stock (the “Insider Shares”) to the Sponsor for an aggregate purchase price of $25,000. The 1,725,000 Insider Shares included an aggregate of up to 225,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Shares). As a result of the underwriters’ election to fully exercise their over-allotment option on October 11, 2023, a total of 225,000 Insider Shares are no longer subject to forfeiture.

Promissory Note - Related Party

On May 21, 2023, the Sponsor loaned the Company $300,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due after the date on which the Company closes the initial Business Combination. The Company repaid the outstanding balance of $300,000 to the Sponsor on October 11, 2023.

Administrative Support Agreement

The Company agreed, commencing on October 5, 2023, to pay the Sponsor, affiliates, or advisors a total of up to $10,000 per month for office space, utilities, out of pocket expenses, and secretarial and administrative support. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the period from May 1, 2023 through December 31, 2023, the Company incurred $28,710 in fees for these services.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 900,000 additional Units to cover over-allotments. On October 11, 2023, the underwriter’s elected to fully exercise the over-allotment option to purchase an additional 900,000 Units at a price of $10.00 per Public Share (see Note 8).

The Company paid an underwriting fee of $0.20 per Unit, or $1,380,000, in total which includes the fee due upon the full exercise of the underwriters’ over-allotment option.

The underwriters are entitled to a deferred fee of $0.35 per unit, or $2,415,000 due to the option to fully exercise their overallotment on October 11, 2023, in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Representative Shares

On October 11, 2023, the Company issued to the underwriter and/or its designees 69,000 shares of common stock (the “Representative Shares”). The Company accounted for the Representative Shares as an expense of the Initial Public Offering, resulting in a charge directly to stockholder’s equity. The Company estimated the fair value of Representative Shares to be $690,000 based upon the offering price of the shares of $10 per share. The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

ITEM 14.	Principal Accountant Fees and Services.

MaloneBailey, LLP, or “MB”, acts as our independent registered public accounting firm. The following is a summary of fees paid to MB for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MB in connection with regulatory filings. The aggregate fees of MB for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 8-K for the respective periods and other required filings with the SEC totaled $78,750 for the period from May 1, 2023 (inception) through December 31, 2023.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MB for any audit-related fees for the period from May 1, 2023 (inception) through December 31, 2023.

Tax Fees. We did not pay MB for tax return services, planning and tax advice for the for the period from May 1, 2023 (inception) through December 31, 2023.

All Other Fees. We did not pay MB for any other services for the years ended December 31, 2023 and 2022.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 5, 2023, by and between the Company and EF Hutton, division of Benchmark Investments, LLC. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 12, 2023)
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 14, 2023)
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 12, 2023)
3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 14, 2023)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 14, 2023)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 14, 2023)
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 14, 2023)
4.4	Rights Agreement, dated October 5, 2023, by and between Continental Stock Transfer & Trust Company and the Company. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 12, 2023)
4.5*	Description of Securities
10.1	Letter Agreements, dated October 5, 2023, by and between the Registrant and each of the initial stockholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 12, 2023)
10.2	Investment Management Trust Agreement, dated October 5, 2023, by and between Continental Stock Transfer & Trust Company and the Company. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 12, 2023)
10.3	Stock Escrow Agreement, dated October 5, 2023, among the Company, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 12, 2023)
10.4	Registration Rights Agreement, dated October 5, 2023, among the Company, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 12, 2023)
10.5	Indemnity Agreements, dated October 5, 2023, among the Company, and the directors and officers of the Company (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 12, 2023)
10.6	Subscription Agreement, dated October 5, 2023, by and between the Company and Yocto Investments LLC. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 12, 2023)
10.7	Administrative Service Agreement, dated October 5, 2023, by and between the Company and Yocto Investments LLC. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 12, 2023)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 14, 2023)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 14, 2023)
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 14, 2023)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUETTA ACQUISITION CORPORATION

Dated: March 25, 2024	By:	/s/ Hui Chen
	Name:	Hui Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hui Chen	Chief Executive Officer	March 25, 2024
Hui Chen	(Principal executive officer), and Chairman

/s/ Robert L. Labbe	Chief Financial Officer	March 25, 2024
Robert L. Labbe	(Principal financial and accounting officer), and Director

/s/ Brandon Miller	Director	March 25, 2024
Brandon Miller

/s/ Daniel M. McCabe	Director	March 25, 2024
Daniel M. McCabe

/s/ Michael Lazar	Director	March 25, 2024
Michael Lazar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Quetta Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Quetta Acquisition Corporation (the “Company”) as of December 31, 2023, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the period from May 1, 2023 (inception) through December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the period from May 1, 2023 (inception) through December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2023.

Houston, Texas

March 25, 2024

QUETTA ACQUISITION CORPORATION

BALANCE SHEET
December 31, 2023

ASSETS
Current Assets
Cash	$610,185
Prepaid expenses and other assets	108,212
Total Current Assets	718,397

Investments held in Trust Account	70,506,524
Total Assets	$71,224,921

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Due to related party - administrative fee	$28,710
Accounts payable and accrued expenses	18,254
Franchise tax payable	14,378
Income tax payable	170,649
Total Current Liabilities	231,991

Deferred underwriting fee payable	2,415,000
Total Liabilities	2,646,991

Commitments and Contingencies
Common stock subject to possible redemption, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at redemption value of $10.19	70,321,524

Stockholders’ Deficit
Common stock, $0.0001 par value; 20,000,000 shares authorized; 2,047,045 shares issued and outstanding (excluding 6,900,000 shares subject to possible redemption)	204
Additional paid-in capital	-
Accumulated deficit	(1,743,798)
Total Stockholders’ Deficit	(1,743,594)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$71,224,921

The accompanying notes are an integral part of these financial statements.

QUETTA ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

For the Period from May 1, 2023 (inception) to December 31, 2023
Formation and operational costs	$78,045
Related party administrative fees	28,710
Franchise tax expense	14,378
Loss from operations	(121,133)

Other income:
Interest income	10,467
Interest earned on marketable securities held in Trust Account	816,524
Income (loss) before income taxes	826,991

Provision for income taxes	(170,649)
Net income	$535,209

Basic and diluted weighted average shares outstanding, common shares subject to possible redemption	2,290,574
Basic and diluted net income per share, redeemable common stock	$0.13

Basic and diluted weighted average shares outstanding, non-redeemable common stock	1,831,908
Basic and diluted net income per share, non-redeemable common stock	$0.13

The accompanying notes are an integral part of these financial statements.

QUETTA ACQUISITION CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For The Period From May 1, 2023 (Inception) Through December 31, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance–May 1, 2023 (Inception)	-	$-	$-	$-	$-
Founder shares issued to initial stockholders	1,725,000	172	24,828	-	25,000
Proceeds from sale of IPO Units	6,900,000	690	68,999,310	-	69,000,000
Proceeds from sale of Private Placement Units	253,045	25	2,530,425	-	2,530,450
Issuance of representative shares	69,000	7	-	(7)	-
Common stock subject to possible redemption	(6,900,000)	(690)	(69,689,310)	-	(69,690,000)
Underwriter commissions	-	-	(2,415,000)	-	(2,415,000)
Offering costs	-	-	(1,097,729)	-	(1,097,729)
Accretion of additional paid in capital to accumulated deficit	-	-	1,647,476	(1,647,476)	-
Remeasurement of common stock subject to possible redemption	-	-	-	(631,524)	(631,524)
Net income	-	-	-	535,209	535,209
Balance–December 31, 2023	2,047,045	$204	$-	$(1,743,798)	$(1,743,594)

The accompanying notes are an integral part of these financial statements.

QUETTA ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

For the Period from May 1, 2023 (inception) through December 31,
2023
Cash Flows from Operating Activities:
Net income	$535,209
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(816,524)
Changes in operating assets and liabilities:
Prepaid expenses	(108,212)
Accrued expenses	18,254
Income tax payable	170,649
Franchise tax payable	14,378
Related party payable - administrative fee	28,710
Net cash used in operating activities	(157,536)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(69,690,000)
Net cash used in investing activities	(69,690,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	25,000
Proceeds from sale of public units	69,000,000
Proceeds from sale of Private Placements units	2,530,450
Proceeds from promissory note - related party	300,000
Proceeds from due to related party	85,000
Repayment of due to related party	(85,000)
Repayment of promissory note - related party	(300,000)
Payment of offering costs	(1,097,729)
Net cash provided by financing activities	70,457,721

Net Changes in Cash	610,185
Cash - Beginning of period	-
Cash - End of period	$610,185

Supplemental Disclosure of Non-cash Financing Activities:
Initial classification of common stock subject to possible redemption	$69,690,000
Accretion of additional paid in capital to accumulated deficit	$1,647,476
Change in value of Class A common stock subject to possible redemption	$631,524
Deferred underwriting fee payable	$2,415,000

The accompanying notes are an integral part of these financial statements.

QUETTA ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENT

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

As of December 31, 2023, the Company had not commenced any operations. All activities through December 31, 2023 are related to the Company’s formation and the initial public offering (“IPO” as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. The Company’s sponsor is Yocto Investments LLC (the “Sponsor”), a Delaware limited liability company.

The registration statement for the Company’s IPO became effective on October 5, 2023. On October 11, 2023, the Company consummated the IPO of 6,900,000 units (the “Public Units’), including the full exercise of the over-allotment option of 900,000 Units granted to the underwriters. The Public Units were sold at an offering price of $10.00 per unit generating gross proceeds of $69,000,000. Simultaneously with the IPO, the Company sold to its Sponsor 253,045 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $2,530,450, which is described in Note 4.

Transaction costs amounted to $4,202,729, consisted of $690,000 cash underwriting fees (net of $690,000 expense reimbursement from the underwriters), $2,415,000 deferred underwriting fees (payable only upon completion of a Business Combination) and $1,097,729 other offering costs.

Upon the closing of the IPO and the private placement on October 11, 2023, a total of $69,690,000 was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations. These funds will not be released until the earlier of the completion of the initial Business Combination and the liquidation due to the Company’s failure to complete a Business Combination within the applicable period of time. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders. In addition, interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations. With these exceptions, expenses incurred by the Company may be paid prior to a business combination only from the net proceeds of the IPO and private placement not held in the Trust Account.

Pursuant to Nasdaq listing rules, the Company’s initial Business Combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the Trust Account), which the Company refers to as the 80% test, at the time of the execution of a definitive agreement for its initial Business Combination, although the Company may structure a Business Combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. If the Company is no longer listed on Nasdaq, it will not be required to satisfy the 80% test. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 5) (the “Initial Stockholders”) and the underwriters have agreed (a) to vote their Founder Shares, Private Shares (as defined in Note 4), Shares issued as underwriting commissions (see Note 6) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and (b) not to convert any shares (including the Founder Shares) in connection with a stockholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

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

The Initial Stockholders have agreed (a) to waive their redemption rights with respect to the Founder Shares, Private Shares, and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose, or vote in favor of, an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have nine months (or 15 months or up to 21 months if it extends such period) from the closing of the IPO to consummate a Business Combination (the “Combination Period”). If the Company anticipates that it may not be able to consummate its initial Business Combination within nine months, it may extend the period of time to consummate a business combination two times by an additional three months each time (for a total of 15 months to complete a business combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $690,000 ($0.10 per Public Share) for each extension, or an aggregate of $1,380,000, on or prior to the date of the applicable deadline.

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

The Sponsor and the other Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares, and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or the other Initial Stockholders acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.10.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.10 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims.

Going Concern Consideration

At December 31, 2023, the Company had $610,185 in cash and working capital of $486,406. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5).

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

As a result of the ongoing Russia/Ukraine, Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements are presented in U.S. Dollars and in conformity the U.S. GAAP and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by the U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The audited financial statements should be read in conjunction with the audited financial statements and notes thereto for the period from May 1, 2023 (inception) through May 31, 2023 included in a registration statement on Form S-1, as amended, declared effective by the SEC on October 5, 2023 and the Company’s Current Report on Form 8-K, as filed with the SEC on October 17, 2023.

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

Use of Estimates

In preparing the financial statement in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $610,185 in cash and none in cash equivalents as of December 31, 2023.

Investment Held in Trust Account

As of December 31, 2023, the Company had $70,506,524 in investment held in the Trust Account comprised of money market funds that invest in U.S. government securities.

Investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying statement of operations. The estimated fair value of investments held in the Trust Account is determined using available market information.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Deferred offering costs were $4,202,729 consisting principally of $3,105,000 underwriting fees (net of $690,000 expense reimbursement from the underwriters) and $1,097,729 legal, accounting and other expenses that are directly related to the IPO and charged to stockholders’ equity upon the completion of the IPO.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes (“ASC 740”)”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States and the State of Delaware as its only “major” tax jurisdictions.

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

Net Income (Loss) Per Common Share

Net income (loss) per common is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. At December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The following table reflects the calculation of basic and diluted net income per common share:

For the Period from May 1, 2023 (inception) through December 31, 2023
Redeemable common stock subject to possible redemption
Numerator:
Net income attributable to redeemable common stock subject to possible redemption	$297,378
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	2,290,574
Basic and diluted net income per share, redeemable common stock	$0.13

Non-redeemable common stock
Numerator:
Net income	$535,209
Less: Net income attributable to Class A common stock subject to possible redemption	$297,378
Net income attributable to non-redeemable common stock	$237,831
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, non-redeemable common stock	1,831,908
Basic and diluted net income per share, non-redeemable common stock	$0.13

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. Accordingly, as of December 31, 2023, 6,900,000 shares of common stock were presented at redemption value as temporary equity, outside of the stockholder’s equity section of the Company’s balance sheet. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 as of the Company’s date of inception. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On October 11, 2023, the Company sold 6,900,000 Units at a price of $10.00 per Unit (including the full exercise of the over-allotment option of 900,000 Units granted to the underwriters), generating gross proceeds of $69,000,000. Each Unit consists of one share of common stock and one-tenth (1/10) of one right (“Public Right”). Each Public Right will convert into one share of common stock upon the consummation of a Business Combination.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, The Sponsor purchased an aggregate of 253,045 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $2,530,450 in a private placement. The Private Units are identical to the Public Units except with respect to certain registration rights and transfer restrictions. Each Private Unit consists of one share of common stock (“Private Share”) and one-tenth (1/10) of one right (“Private Right”). Each Private Right will convert into one share of common stock upon the consummation of a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

Note 5 — Related Party Transactions

Founder Shares

On May 17, 2023, the Company issued 1,725,000 shares of common stock to the Initial Stockholders (the “Founder Shares”) for an aggregated consideration of $25,000, or approximately $0.0145 per share. The Initial Stockholders have agreed to forfeit up to 225,000 Founder Shares to the extent that the over-allotment option is not exercised in full so that the Initial Stockholders collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any Public Shares in the IPO and excluding the Private Units). As a result of the underwriters’ full exercise of the over-allotment option on October 11, 2023, no Founder Share were forfeited. As of December 31, 2023, 1,725,000 Founder Shares were issued and outstanding.

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

Due to Related Party

Prior to the inception of the Company, the Sponsor formed a blank check company (which was dissolved in April 2023) and paid professional fees totaling $85,000 in 2022 for transaction costs related to its IPO. The service providers credited a total of $85,000 to the transaction costs incurred in connection with the IPO. The Company repaid the outstanding balance of $85,000 to the Sponsor on October 11, 2023. The Company accrued $28,710 administrative fees due to the Sponsor in the accompanying balance sheet as of December 31, 2023 (see Administrative Support Agreement below).

Promissory Note — Related Party

On May 21, 2023, the Sponsor loaned the Company $300,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due after the date on which the Company closes the initial Business Combination. The Company repaid the outstanding balance of $300,000 to the Sponsor on October 11, 2023, as such, there is no balance due as of December 31, 2023.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of December 31, 2023, the Company had no borrowings under the working capital loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on the October 5, 2023 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. The Company accrued $28,710 administrative fees due to the Sponsor in the accompanying balance sheet as of December 31, 2023.

Other

Mr. Michael Lazar, who serves as an independent director of the board beginning October 5, 2023, also is the Chief Executive Officer of Empire Filings, LLC (“Empire”), which is engaged by the Company to provide print and filing services. The Company paid a total of $40,000 for the IPO filings and will pay $1,000 per quarter for ongoing compliance filings. As of December 31, 2023, $1,350 was due to Empire.

Note 6 — Commitments and Contingency

Registration Rights

The holders of the Founder Shares issued and outstanding on October 5, 2023, as well as the holders of the private units and any shares of the Company’s insiders, officers, directors or their affiliates may be issued in payment of working capital loans and extension loans made to the Company (and any shares of common stock issuable upon conversion of the underlying the private rights), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the IPO. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private units and units issued in payment of working capital loans made to us can elect to exercise these registration rights at any time commencing on the date that the Company consummate an initial business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted EF Hutton, the representative of the underwriters, a 45-day option from October 5, 2023 to purchase up to 900,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On October 11, 2023, the underwriters fully exercised the over-allotment option to purchase 900,000 units, generating gross proceeds to the Company of $9,000,000.

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the IPO or $1,380,000. In addition, the underwriters will be entitled to a deferred fee of 3.5% of the gross proceeds of the IPO or $2,415,000 will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. The underwriters reimbursed $690,000 to the Company for the IPO related expenses.

Additionally, the Company issued the underwriters 69,000 shares of common stock for the representative shares, at the closing of the IPO as part of representative compensation. As of December 31, 2023, 69,000 representative shares were issued.

Note 7 — Stockholders’ Deficit

Common Stock — The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of December 31, 2023, there were 2,047,045 shares of common stock issued and outstanding (excluding 6,900,000 shares subject to possible redemption). As a result of the underwriters’ full exercise of the over-allotment option on October 11, 2023, there are no Founder Share subject to forfeiture.

Rights — Each holder of a right will receive one share of common stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis and each holder of a right will be required to affirmatively covert its rights in order to receive one share underlying each right (without paying additional consideration). The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

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

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$70,506,524	$70,506,524	-	-

Note 10 — Income Taxes

The Company’s net deferred tax assets are as follows:

For the Period from May 1, 2023 (inception) through December 31, 2023
Deferred tax asset
Net operating loss carryforward	$-
Startup/Organization Expenses	34,389
Total deferred tax asset	34,389
Valuation allowance	(34,389)
Deferred tax asset, net of allowance	$-

The income tax provision consists of the following:

For the Period from May 1, 2023 (inception) through December 31, 2023
Federal
Current	$170,649
Deferred	(34,389)
State
Current	$-
Deferred	-
Change in valuation allowance	34,389
Income tax provision	$170,649

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

For the Period from May 1, 2023 (inception) through December 31, 2023
Income at U.S. statutory rate	21.00%
State taxes, net of federal benefit	0.00%
Valuation allowance	5.30%
26.30%

As of December 31, 2023, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The change in the valuation allowance was $34,389 for the period from May 1, 2023 (inception) through December 31, 2023.

The provision for U.S. federal income tax was $170,649 for the period from May 1, 2023 (inception) through December 31, 2023. The Company’s tax return for the period from May 1, 2023 (inception) through December 31, 2023 remains open and subject to examination.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up the date that the financial statement was issued. Based on the review, management did not identify any material subsequent events that require disclosure in the financial statement.