Form 10-Q
period 2024-03-31
Quetta Acquisition Corp
filed 2024-05-03
CIK 1978528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, there were 8,947,045 shares of the registrant’s common stock, including shares of common stock underlying the units, $0.0001 par value per share, issued and outstanding.

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

QUETTA ACQUISITION CORPORATION

BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$565,813	$610,185
Prepaid expenses and other assets	84,860	108,212
Total Current Assets	650,673	718,397

Investments held in Trust Account	71,426,230	70,506,524
Total Assets	$72,076,903	$71,224,921

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Due to related party - administrative fee	$58,710	$28,710
Accounts payable and accrued expenses	35,654	18,254
Franchise tax payable	16,200	14,378
Income tax payable	361,705	170,649
Total Current Liabilities	472,269	231,991

Deferred underwriting fee payable	2,415,000	2,415,000
Total Liabilities	2,887,269	2,646,991

Commitments and Contingencies
Common stock subject to possible redemption, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at redemption value of $10.29 and $10.19 as of March 31, 2024 and December 31, 2023, respectively	71,032,797	70,321,524

Stockholders’ Deficit
Common stock, $0.0001 par value; 20,000,000 shares authorized; 2,047,045 shares issued and outstanding (excluding 6,900,000 shares subject to possible redemption)	204	204
Additional paid-in capital	-	-
Accumulated deficit	(1,843,367)	(1,743,798)
Total Stockholders’ Deficit	(1,843,163)	(1,743,594)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$72,076,903	$71,224,921

The accompanying notes are an integral part of these unaudited financial statements.

QUETTA ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

(Unaudited)

For the Three Month Ended March 31, 2024
Formation and operational costs	$77,029
Related party administrative fees	30,000
Franchise tax expense	16,200
Loss from operations	(123,229)

Other income:
Interest income	6,283
Interest earned on marketable securities held in Trust Account	919,706
Income (loss) before income taxes	925,989

Provision for income taxes	(191,056)
Net income	$611,704

Basic and diluted weighted average shares outstanding, common shares subject to possible redemption	6,900,000
Basic and diluted net income per share, redeemable common stock	$0.07

Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,047,045
Basic and diluted net income per share, non-redeemable common stock	$0.07

The accompanying notes are an integral part of these unaudited financial statements.

QUETTA ACQUISITION CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three Month Ended March 31, 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance–December 31, 2023	2,047,045	$204	$-	$(1,743,798)	$(1,743,594
Remeasurement of common stock subject to possible redemption	-	-	-	(711,273)	(711,273)
Net income	-	-	-	611,704	611,704
Balance–March 31, 2024	2,047,045	$204	$-	$(1,843,367)	$(1,843,163)

The accompanying notes are an integral part of these unaudited financial statements.

QUETTA ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

For the Three Month End March 31,
2024
Cash Flows from Operating Activities:
Net income	$611,704
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(919,706)
Changes in operating assets and liabilities:
Prepaid expenses	23,352
Accounts payable and accrued expenses	17,400
Income tax payable	191,056
Franchise tax payable	1,822
Related party payable - administrative fee	30,000
Net cash used in operating activities	(44,372)

Net Changes in Cash	(44,372)
Cash - Beginning of period	610,185
Cash - End of period	$565,813

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$711,273

The accompanying notes are an integral part of these unaudited financial statements.

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

As of March 31, 2024, the Company had not commenced any operations. All activities through March 31, 2024 are related to the Company’s formation and the initial public offering (“IPO” as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. The Company’s sponsor is Yocto Investments LLC (the “Sponsor”), a Delaware limited liability company.

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

Going Concern Consideration

At March 31, 2024, the Company had $565,813 in cash and working capital of $178,404. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5).

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 25, 2024. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $565,813 and $610,185 in cash and none in cash equivalents as of March 31, 2024 and December 31, 2023, respectively.

Investment Held in Trust Account

As of March 31, 2024 and December 31, 2023, the Company had $71,426,230 and $70,506,524, respectively, in investments held in the Trust Account comprised of money market funds that invest in U.S. government securities.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 or December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was $191,056 for the three months ended March 31, 2024.

Net Income (Loss) Per Common Share

Net income (loss) per common is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. At March 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The following table reflects the calculation of basic and diluted net income per common share:

For the Three Month Ended March 31, 2024
Redeemable common stock subject to possible redemption
Numerator:
Net income attributable to redeemable common stock subject to possible redemption	$471,749
Denominator: Weighted average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	6,900,000
Basic and diluted net income per share, redeemable common stock	$0.07

Non-redeemable common stock
Numerator:
Net income	$611,704
Less: Net income attributable to common stock subject to possible redemption	$471,749
Net income attributable to non-redeemable common stock	$139,955
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,047,045
Basic and diluted net income per share, non-redeemable common stock	$0.07

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. Accordingly, as of March 31, 2024, 6,900,000 shares of common stock were presented at redemption value as temporary equity, outside of the stockholder’s equity section of the Company’s balance sheet. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

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

Note 5 — Related Party Transactions

Founder Shares

On May 17, 2023, the Company issued 1,725,000 shares of common stock to the Initial Stockholders (the “Founder Shares”) for an aggregated consideration of $25,000, or approximately $0.0145 per share. The Initial Stockholders have agreed to forfeit up to 225,000 Founder Shares to the extent that the over-allotment option is not exercised in full so that the Initial Stockholders collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any Public Shares in the IPO and excluding the Private Units). As a result of the underwriters’ full exercise of the over-allotment option on October 11, 2023, no Founder Share were forfeited. As of March 31, 2024 and December 31, 2023, 1,725,000 Founder Shares were issued and outstanding.

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

Promissory Note — Related Party

On May 21, 2023, the Sponsor loaned the Company $300,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due after the date on which the Company closes the initial Business Combination. The Company repaid the outstanding balance of $300,000 to the Sponsor on October 11, 2023, as such, there is no balance due as of March 31, 2024 and December 31, 2023.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the working capital loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on the October 5, 2023 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. The Company accrued $58,710 and $28,710 administrative fees due to the Sponsor in the accompanying balance sheets as of March 31, 2024 and December 31, 2023, respectively.

Other

Mr. Michael Lazar, who serves as an independent director of the board beginning October 5, 2023, also is the Chief Executive Officer of Empire Filings, LLC (“Empire”), which is engaged by the Company to provide print and filing services. The Company paid a total of $40,000 for the IPO filings and will pay $1,000 per quarter for ongoing compliance filings. As of March 31, 2024 and December 31, 2023, none and $1,350, respectively, was due to Empire.

Note 6 — Commitments and Contingencies

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

Additionally, the Company issued the underwriters 69,000 shares of common stock for the representative shares, at the closing of the IPO as part of representative compensation. As of March 31, 2024 and December 31, 2023, 69,000 representative shares were issued and outstanding.

Note 7 — Stockholders’ Deficit

Common Stock — The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 2,047,045 shares of common stock issued and outstanding (excluding 6,900,000 shares subject to possible redemption). As a result of the underwriters’ full exercise of the over-allotment option on October 11, 2023, there are no Founder Share subject to forfeiture.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$71,426,230	$71,426,230	-	-

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$70,506,524	$70,506,524	-	-

Note 9 — Subsequent Events

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our activities from May 1, 2023 (inception) through March 31, 2024 were organizational activities and those necessary to prepare for our IPO, which is described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2024, we had net income of $611,704, which consisted of formation and operational costs of $77,029, related party administrative fees of $30,000, franchise tax expense of $16,200 and income tax expense of $191,056, offset by interest income of $925,989.

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

As of March 31, 2024, the Company had cash of $565,813 and a working capital (current assets less current liabilities) of $178,404.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

Administrative Services Agreement

We have entered into an administrative services agreement pursuant to which we will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. For the three months ended March 31, 2024, the Company has incurred $30,000 in related party fees for the services provided by the Sponsor under this agreement.

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

Critical Accounting Policies and Estimates

The preparation of unaudited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies and estimates.

Recent accounting pronouncements

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2024, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective at a reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

QUETTA ACQUISITION CORPORATION

Date: May 3, 2024	By:	/s/ Hui Chen
	Name:	Hui Chen
	Title:	Chairperson, Chief Executive Officer
(Principal Executive Officer)