Form 10-Q
period 2024-09-30
Quetta Acquisition Corp
filed 2024-11-01
CIK 1978528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, there were 8,947,045 shares of the registrant’s common stock, including shares of common stock underlying the units, $0.0001 par value per share, issued and outstanding.

TABLE OF CONTENTS

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS	1

	Balance Sheets as of September 30, 2024 and December 31, 2023 (Unaudited)	1

	Statements of Operations for the three and nine months ended September 30, 2024 and for the three months ended September 30, 2023 and for the Period from May 1, 2023 (inception) to September 30, 2023 (Unaudited)	2

	Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2024 and for the three months ended September 30, 2023 and for the Period from May 1, 2023 (inception) to September 30, 2023 (Unaudited)	3

	Statements of Cash Flows for the nine months ended September 30, 2024 and for the Period from May 1, 2023 (inception) to September 30, 2023 (Unaudited)	4

	Notes to Financial Statements (Unaudited)	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

Item 4.	CONTROLS AND PROCEDURES	21

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	22

Item 1A.	RISK FACTORS	22

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22

Item 3.	DEFAULTS UPON SENIOR SECURITIES	22

Item 4.	MINE SAFETY DISCLOSURES	22

Item 5.	OTHER INFORMATION	22

Item 6.	EXHIBITS	23

PART III - SIGNATURES		24

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

QUETTA ACQUISITION CORPORATION

BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$329,359	$610,185
Prepaid expenses and other assets	58,406	108,212
Total Current Assets	387,765	718,397

Investments held in Trust Account	73,296,861	70,506,524
Total Assets	$73,684,626	$71,224,921

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Related party payable - administrative fee	$40,000	$28,710
Due to related party	19,110	-
Accounts payable and accrued expenses	74,404	18,254
Franchise tax payable	49,000	14,378
Income tax payable	749,157	170,649
Total Current Liabilities	931,671	231,991

Deferred underwriting fee payable	2,415,000	2,415,000
Total Liabilities	3,346,671	2,646,991

Commitments and Contingencies
Common stock subject to possible redemption, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at redemption value of $10.50 and $10.19 as of September 30, 2024 and December 31, 2023, respectively	72,483,176	70,321,524

Stockholders’ Deficit
Common stock, $0.0001 par value; 20,000,000 shares authorized; 2,047,045 shares issued and outstanding (excluding 6,900,000 shares subject to possible redemption)	204	204
Additional paid-in capital	-	-
Accumulated deficit	(2,145,425)	(1,743,798)
Total Stockholders’ Deficit	(2,145,221)	(1,743,594)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$73,684,626	$71,224,921

The accompanying notes are an integral part of these unaudited financial statements.

QUETTA ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,	Period from May 1, 2023 (inception) through September 30,
	2024	2023		2024	2023
Formation and operational costs	$99,012		$-	$326,266	$-
Related party administrative fees	30,000		-	90,000	-
Franchise tax expense	16,500		-	50,177	-
Loss from operations	(145,512)		-	(466,443)	-

Other income:
Interest income	3,527		2,949	14,639	3,686
Interest earned on marketable securities held in Trust Account	940,715		-	2,790,337	-
Income before income taxes	798,730		2,949	2,338,533	3,686

Provision for income taxes	(194,826)		-	(578,508)	-
Net income	$603,904		$2,949	$1,760,025	$3,686

Basic and diluted weighted average shares outstanding, common shares subject to possible redemption	6,900,000		-	6,900,000	-
Basic and diluted net income per share, redeemable common stock	$0.07	$	N/A	$0.20	$ N/A

Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,047,045		1,500,000	2,047,045	1,500,000
Basic and diluted net income per share, non-redeemable common stock	$0.07		$0.00	$0.20	$0.00

The accompanying notes are an integral part of these unaudited financial statements.

QUETTA ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance–December 31, 2023	2,047,045	$204	$-	$(1,743,798)	$(1,743,594
Remeasurement of common stock subject to possible redemption	-	-	-	(711,273)	(711,273)
Net income	-	-	-	611,704	611,704
Balance–March 31, 2024	2,047,045	$204	$-	$(1,843,367)	$(1,843,163)
Remeasurement of common stock subject to possible redemption	-	-	-	(720,990)	(720,990)
Net income	-	-	-	544,417	544,417
Balance–June 30, 2024	2,047,045	$204	$-	$(2,019,940)	$(2,019,736)
Remeasurement of common stock subject to possible redemption	-	-	-	(729,389)	(729,389)
Net income	-	-	-	603,904	603,904
Balance–September 30, 2024	2,047,045	$204	$-	$(2,145,425)	$(2,145,221)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance–May 1, 2023 (Inception)	-	$-	$-	$-	$-
Founder shares issued to initial stockholders(1)	1,725,000	172	24,828	-	25,000
Net income	-	-	-	737	737
Balance–June 30, 2023	1,725,000	$172	$24,828	$737	$25,737
Net income	-	-	-	2,949	2,949
Balance–September 30, 2023	1,725,000	$172	$24,828	$3,686	$28,686

(1)	Includes up to 225,000 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriters’ full exercise of their over-allotment option on October 11, 2023, no founder shares are currently subject to forfeiture.

The accompanying notes are an integral part of these unaudited financial statements.

QUETTA ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,	For the Period from May 1, 2023 (inception) through September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$1,760,025	$3,686
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,790,337)	-
Changes in operating assets and liabilities:
Prepaid expenses	49,806	-
Due to related party	19,110	-
Accounts payable and accrued expenses	56,150	-
Income tax payable	578,508	-
Franchise tax payable	34,622	-
Related party payable - administrative fee	11,290	-
Net cash (used in) provided by operating activities	(280,826)	3,686

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	-	25,000
Payment of deferred offering costs	-	(66,028)
Proceeds from promissory note- related party	-	300,000
Net cash provided by financing activities	-	258,972

Net Changes in Cash	(280,826)	262,658
Cash - Beginning of period	610,185	-
Cash - End of period	$329,359	$262,658

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of common stock subject to possible redemption	$2,161,652	$-
Deferred offering costs paid by related party prior to inception of the Company	$-	$85,000
Deferred offering costs in accrued offering costs and expenses	$-	$260

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

As of September 30, 2024, the Company had not commenced any operations. All activities through September 30, 2024 are related to the Company’s formation and the initial public offering (“IPO” as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. The Company’s sponsor is Yocto Investments LLC (the “Sponsor”), a Delaware limited liability company.

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

The parties were unable to agree to the terms of a definitive agreement and the negotiations have been terminated.

Going Concern Consideration

At September 30, 2024, the Company had $329,359 in cash and a working capital deficit of $543,906. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5).

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 25, 2024. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $329,359 and $610,185 in cash and none in cash equivalents as of September 30, 2024 and December 31, 2023, respectively.

Investment Held in Trust Account

As of September 30, 2024 and December 31, 2023, the Company had $73,296,861 and $70,506,524, respectively, in investments held in the Trust Account comprised of money market funds that invest in U.S. government securities.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 or December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was $194,826 and $578,508 for the three months and nine months ended September 30, 2024, respectively. The Company’s effective tax rate was 24.74% and 24.74% for the three and nine months ended September 30, 2024, respectively. The effective tax rate differs from the statutory rate of 21% for the three and nine months ended September 30, 2024, due to the change in valuation of deferred tax assets.

Net Income (Loss) Per Common Share

Net income (loss) per common is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. At September 30, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The following table reflects the calculation of basic and diluted net income per common share:

	For the Three Month Ended September 30, 2024	For the Nine Month Ended September 30, 2024
Redeemable common stock subject to possible redemption
Numerator:
Net income attributable to redeemable common stock subject to possible redemption	$465,733	$1,357,339
Denominator: Weighted average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	6,900,000	6,900,000
Basic and diluted net income per share, redeemable common stock	$0.07	$0.20

Non-redeemable common stock
Numerator:
Net income	$603,904	$1,760,025
Less: Net income attributable to common stock subject to possible redemption	$465,733	$1,357,339
Net income attributable to non-redeemable common stock	$138,171	$402,686
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,047,045	2,047,045
Basic and diluted net income per share, non-redeemable common stock	$0.07	$0.20

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such an account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. Accordingly, as of September 30, 2024 and December 31, 2023, 6,900,000 shares of common stock were presented at redemption value as temporary equity, outside of the stockholder’s equity section of the Company’s balance sheet. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

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

Note 5 — Related Party Transactions

Founder Shares

On May 17, 2023, the Company issued 1,725,000 shares of common stock to the Initial Stockholders (the “Founder Shares”) for an aggregated consideration of $25,000, or approximately $0.0145 per share. The Initial Stockholders have agreed to forfeit up to 225,000 Founder Shares to the extent that the over-allotment option is not exercised in full so that the Initial Stockholders collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any Public Shares in the IPO and excluding the Private Units). As a result of the underwriters’ full exercise of the over-allotment option on October 11, 2023, no Founder Share were forfeited. As of September 30, 2024 and December 31, 2023, 1,725,000 Founder Shares were issued and outstanding.

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

Promissory Note — Related Party

On May 21, 2023, the Sponsor loaned the Company $300,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due after the date on which the Company closes the initial Business Combination. The Company repaid the outstanding balance of $300,000 to the Sponsor on October 11, 2023, as such, there is no balance due as of September 30, 2024 and December 31, 2023.

Due to Related Party

The Sponsor paid out of pocket travel expenses related to due diligence and research of prospective target business. As of September 30, 2024 and December 31, 2023, $19,110 and $0, respectively, were outstanding. The amount is unsecured, interest-free and due on demand.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of September 30, 2024 and December 31, 2023, the Company had no borrowings under the working capital loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on October 5, 2023 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. The Company repaid $78,710 to the Sponsor on June 4, 2024. The Company accrued $40,000 and $28,710 administrative fees due to the Sponsor in the accompanying balance sheets as of September 30, 2024 and December 31, 2023, respectively.

Other

Mr. Michael Lazar, who served as an independent director, also is the Chief Executive Officer of Empire Filings, LLC (“Empire”), which is engaged by the Company to provide print and filing services. The Company paid a total of $40,000 for the IPO filings and will pay $1,000 per quarter for ongoing compliance filings. As of September 30, 2024 and December 31, 2023, $1,250 and $1,350, respectively, were due to Empire. On April 3, 2024, Mr. Michael Lazar resigned from his position as a director of the board.

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

Additionally, the Company issued the underwriters 69,000 shares of common stock for the representative shares, at the closing of the IPO as part of representative compensation. As of September 30, 2024 and December 31, 2023, 69,000 representative shares were issued and outstanding.

Note 7 — Stockholders’ Deficit

Common Stock — The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 2,047,045 shares of common stock issued and outstanding (excluding 6,900,000 shares subject to possible redemption). As a result of the underwriters’ full exercise of the over-allotment option on October 11, 2023, there are no Founder Share subject to forfeiture.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$73,296,861	$73,296,861	-	-

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$70,506,524	$70,506,524	-	-

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

Recent Developments

Pursuant to Article Sixth D of the Amended and Restated Certificate of Incorporation, the Company was entitled to an automatic six-month extension of the then-current deadline to complete a business combination after the execution of a letter of intent (“LOI”) or definitive agreement to complete a business combination. On May 30, 2024, the Company entered into a non-binding LOI with a business combination target (the “Target”), regarding a potential business combination involving the Target and its subsidiaries (the “Proposed Transaction”). The Target is a clinical-stage therapeutics company.

The LOI was non-binding and no agreement providing for any Proposed Transaction or any other transaction or the participation by either party therein will be deemed to exist unless and until definitive agreements have been executed.

As a result of the execution of the LOI, the deadline by which the Company must complete its initial business combination has been extended to January 11, 2025.

The parties were unable to agree to terms of a definitive agreement and the negotiations have been terminated.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our activities from May 1, 2023 (inception) through September 30, 2024 were organizational activities and those necessary to prepare for our IPO, which is described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2024, we had net income of $603,904, which consisted of formation and operational costs of $99,012, related party administrative fees of $30,000, franchise tax expense of $16,500 and income tax expense of $194,826, offset by interest income of $944,242.

For the nine months ended September 30, 2024, we had net income of $1,760,025, which consisted of formation and operational costs of $326,266, related party administrative fees of $90,000, franchise tax expense of $50,177 and income tax expense of $578,508, offset by interest income of $2,804,976.

For the three months ended September 30, 2023, we had a net income of $2,949, all of which consisted of interest income.

For the period from May 1, 2023 (inception) through September 30, 2023, we had a net income of $3,686, all of which consisted of interest income.

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

As of September 30, 2024, the Company had cash of $329,359 and a working capital deficit (current assets less current liabilities) of $543,906.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

Administrative Services Agreement

We have entered into an administrative services agreement pursuant to which we will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. For the three and nine months ended September 30, 2024, the Company has incurred $30,000 and $90,000, respectively, in related party fees for the services provided by the Sponsor under this agreement.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2024, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective at a reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during nine months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

QUETTA ACQUISITION CORPORATION

Date: November 1, 2024	By:	/s/ Hui Chen
	Name:	Hui Chen
	Title:	Chairperson, Chief Executive Officer
(Principal Executive Officer)