Form 10-K
period 2024-12-31
Quetta Acquisition Corp
filed 2025-04-07
CIK 1978528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-41832

QUETTA ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	93-1358026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1185 6th Avenue, Suite 304 New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 612-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	QETA	The Nasdaq Stock Market LLC
Rights	QETAR	The Nasdaq Stock Market LLC
Units	QETAU	The Nasdaq Stock Market LLC

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

As of June 30, 2024, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $71,415,000, computed by reference to the closing sales price for the common stocks on June 30, 2024, as reported on The Nasdaq Stock Market LLC.

The number of shares outstanding of the Registrant’s shares of common stock as of April 7, 2025 was 3,747,748, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

QUETTA ACQUISITION CORPORATION

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2024

i

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

Certain disclosures and statements contained in this Annual Report on Form 10-K are based on the possibility that the KM QUAD Business Combination (as defined below) is not consummated. As previously disclosed in the Company’s Current Reports on Forms 8-K filed on February 14, 2025, on February 14, 2025, we entered into a Merger Agreement (the “Agreement”), by and among Quetta Acquisition Corporation, a Delaware corporation (“QETA”), Quad Global Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of QETA (“Purchaser”), Quad Group Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of Purchaser (“Merger Sub,” together with QETA, Purchaser, the “Purchaser Parties”), KM QUAD, a Cayman Islands exempted company (“QUAD”), certain shareholders of QUAD (“Principal Shareholders”), and Mr. Junan Ke, as representative of the Principal Shareholders of QUAD. The Agreement provides that, among other things and upon the terms and subject to the satisfaction of certain customary conditions, the merger shall be consummated (the “KM QUAD Business Combination”), and in accordance with the terms and conditions as further specified under the section entitled “Initial Business Combination” below.

ii

PART I

ITEM 1.	BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company,” “Quetta,” “QETA,” and to “we,” “us,” and “our” refer to Quetta Acquisition Corporation.

Introduction

We are a blank check company formed under the laws of the State of Delaware on May 1, 2023 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this report as our initial business combination. Our efforts to identify a prospective target business will not be limited, although the company intends to prioritize the evaluation of businesses in Asia.

In the event the KM QUAD Business Combination is not consummated, we will continue to identify a prospective target business.

Context and Competitive Advantage

We will seek to leverage our management team’s proprietary network of relationships with corporate executives, private equity, venture and growth capital funds, investment banking firms, consultants, family offices, and large corporations in order to source, acquire, and support the operations of the business combination target. We believe our team’s extensive and applicable experience investing in and operating businesses in Asia and North America will make us a preferred partner and allow us to source high-quality combination targets. Our efforts to identify a prospective target business will not be limited to a particular geographic region or industry, although the Company intends to focus on operating businesses in Asia.

Our team consists of experienced professionals and senior operating executives who bring a unique background and skill set that will be attractive to leading Asia-based companies. We believe that we will be able to leverage the following competitive strengths in identifying, structuring, and consummating a business combination:

●	An extensive network across several industries in Asia; which includes longstanding relationships with leading executives, investors, entrepreneurs, and investment bankers in the Asia region and thus will provide us with access to proprietary investment opportunities and strong deal flow in our target sectors;

●	Structuring and execution capabilities; through their respective careers, our team has extensive experience in identifying, evaluating and executing investments in companies at various stages of their life cycle. We believe that the combined and complementary expertise of our team will allow us to structure and execute a highly attractive transaction;

●	U.S. and Asia cross-border deal experience; cross-border transactions require industry and local regulatory knowledge, rigorous due diligence and structuring creativity. Our team has significant transaction experience completing large-scale domestic and cross-border transactions, involving acquirers and targets located across the U.S. and Asia.

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

Robert L. Labbe has been our Chief Financial Officer since May 2023. He serves as one of our directors as of the date of this report. He has been serving as the Chief Financial Officer and director of Yotta Acquisition Corporation (Nasdaq: YOTA) since December 2021. Mr. Labbe is a real estate veteran and real estate finance attorney licensed in California and New York with over thirty (30) years of experience in real estate. Mr. Labbe also has been a manager of MCAP Realty Advisors, LLC, a real estate advisor company, since January 2010. Mr. Labbe has been the general counsel of Global Premier Development Inc. and Global Premier America, LLC, real estate development companies, from March 2012 to December 2021. Mr. Labbe was a co-founder, general counsel, and managing director of Lenders Direct Capital, a wholesale lender, and its retail affiliate Lenders Republic Financial, a nationwide mortgage banker, from May 2003 to December 2007. Mr. Labbe was also a co-founder and partner at Mazda Butler LLP, a commercial and real estate law firm in California, from January 2003 to December 2007. Mr. Labbe co-founded First Allegiance Financial, a national specialty finance company, where he was the president and chairman from September 1996 to December 1998. First Allegiance Financial was acquired by City Holding Company, a financial holding company, for approximately $22 million in 1997. Mr. Labbe received his Bachelor’s degree in Civil Law (B.C.L.) and Bachelor of Laws degree (LL.B.) from McGill University in 1982 and 1983, respectively. Mr. Labbe also received his Diplome d’Etude Collegiale St. Lawrence College (Quebec) in 1978. Mr. Labbe is a licensed broker with the California Department of Real Estate since 1990. Mr. Labbe also holds the UC Irvine Extension Light Construction and Development Management Program Certificate.

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

Qi Gong has been serving as one of our independent directors since April 3, 2024. Ms. Gong has enjoyed a diverse career in both China and the United States across various domains. In March 2024, Ms. Gong founded the American Wall Street Listed Group Inc., a consulting company, and has been serving as its Chief Executive Officer since such time. Ms. Gong was also the founder and has been serving as the Chief Executive Officer for American Information Technology Inc., an information technology consulting company, since September 2022. She was also the founder and has been serving as the Chief Executive Officer for U.S. China Health Products Inc., a marketing consulting company, since December 2021. In addition, Ms. Gong founded the U.S.-China Service Inc., a wealth management consulting company, in July 2018 and has been serving as its Chief Executive Officer since such time. She has been serving as a member of the board of directors of Yotta since April 2024.

Since our initial public offering (the “IPO”), which was consummated on October 11, 2023, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations. Our current activities aim to consummate the KM QUAD Business Combination. We will not limit our search of potential targets for the initial business combination. In particular we are interested in exploring the possibility of establishing a digital assets market in Asia.

The past performance of our management team, or their respective affiliates, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) in the event the KM QUAD Business Combination is not consummated, that we will be able to identify another suitable candidate for our initial business combination. No member of our management team has been an officer or director of a special purpose acquisition corporation in the past. You should not rely on the historical record of our management team’s or their respective affiliates’ performance as indicative of our future performance.

Our officers and directors may become officers or directors of another special purpose acquisition company with a class of securities intended to be registered under the Securities Act of 1933, as amended, or the Exchange Act of 1934, prior to the completion of our initial business combination.

Our Business Strategy and Acquisition Criteria

In the event the KM QUAD Business Combination is not consummated, we will continue to search for a target company. We intend to focus our efforts on identifying and completing our initial business combination with a company that aligns with our team’s experiences, expertise and network of relationships. Our business strategy is focused on potential acquisition targets that exhibit compelling long-term growth potential and highly defensible market positions. Our experience with Asia is a key differentiator for us compared to other blank check companies, the majority of which we believe are seeking business combinations exclusively in the U.S. We believe this will allow us to generate a truly differentiated pipeline of acquisition opportunities and lead to executing a business combination with an attractive target company more quickly, efficiently, and under better terms than our competitors.

We believe that targeting companies in Asia are compelling because there is a significant pool of high-quality private companies that could benefit from going public in the United States. We expect that the financial technology sector will continue to have a strong growth trajectory due to recent trends including increasing digitization, the adoption and advancement of new technology, and changes in consumer habits. We believe Asia in particular represents a compelling market environment with significant growth opportunities and favorable trends within the financial technology industry. We believe that the COVID-19 pandemic and Asia’s growing market has enabled consumer adoption of financial technology to accelerate, creating massive opportunities for our team to capitalize on. Given the high level of business formation and development in Asia, and the number of high-quality emerging companies seeking access to the US capital markets in our network, we believe that we will be able to engage with many leading and Asia-based companies interested in a business combination.

We have identified the following general criteria and guidelines as we evaluate prospective target companies.

●	Large underpenetrated markets with favorable industry dynamics. We intend to actively look for suitable investment opportunities with an enterprise value of approximately $250 million to $1 billion. We will prioritize targets that are already benefiting from or capitalizing on trends found within their respective sectors.

●	Strong management team. The strength of the management team will be an important component in our review process. We will seek to partner with a visionary, experienced and professional management team that can drive growth, strategic decision making and long-term value creation.

●	Defensible market position with sustainable competitive advantage. We intend to favor targets that have a strong competitive advantage or are category leaders in their respective verticals. We will target companies that have strong intellectual property, technology, or brand equity within their respective sectors and that can be further monetized on a global basis.

●	Asia-domiciled but operating on a global basis. We will seek targets that have already established a strong operating history within Asia, but which possess a competitive edge to expand into new geographic regions where similar needs exist.

●	Benefit from being a public company. We intend to only acquire businesses that would benefit from being publicly traded in the United States, including access to broader sources of capital and expanded market awareness. This improved access to capital could allow the targets to accelerate growth, pursue new projects, retain and hire employees, and expand into new geographies or businesses.

While we intend to use these criteria in evaluating the attractiveness of potential business combination opportunities, we may ultimately decide to enter into an initial business combination with a target business that does not meet these criteria. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in stockholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

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

On April 21, 2023, May 17, 2023 and June 20, 2023, Yotta deposited $120,000 each time (an aggregate of $360,000) into its trust account in order to extend the period of time it has to complete a business combination for an additional one (1) month period, respectively. The purpose of the extensions is to provide more time for Yotta to complete a business combination.

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

On September 22, 2023, and August 22, 2024, Yotta held special meetings of stockholders (the “September Special Meeting” and the “August Special Meeting,” respectively). During the September Special Meeting, stockholders approved the extension of period Yotta has to consummate a business combination from September 22, 2023, to August 22, 2024, without the requirement to deposit additional funds into the Trust Account. In connection with the stockholders’ vote at the special meeting, an aggregate of 3,358,759 shares with redemption value of approximately $35,797,997 (or $10.66 per share) of Yotta’s common stock were tendered for redemption; the entire amount was paid to the redeemed public stockholders on October 16, 2023.

During the August Special Meeting, stockholders approved the extension of period Yotta has to consummate a business combination from August 22, 2024 to October 22, 2025 on a monthly basis by depositing an amount equal to $0.04 multiplied by the number of shares of common stock sold to the public in the IPO and that remain outstanding after giving effect to the shares that were redeemed in connection with the August Special Meeting. In connection with the stockholders’ vote at the August Special Meeting, an aggregate of 262,231 shares with redemption value of approximately $2,956,393.95 (or $11.27 per share) of Yotta’s common stock were tendered for redemption. Yotta subsequently deposited $18,564.20 into the Trust Account per month to extend the date by which Yotta can complete an initial business combination until November 22, 2024 (or up to October 22, 2025 if the business combination period is extended in accordance with the terms of Yotta’s charter).

On August 20, 2024, Yotta entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Yotta, Yotta Merger Sub Inc., a Maryland corporation and a wholly-owned subsidiary of Yotta (“Merger Sub”), and DRIVEiT Financial Auto Group, Inc., a Maryland corporation (the “DRIVEiT”). The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur, and in accordance with Maryland General Corporation Law. Merger Sub will merge with and into DRIVEiT, the separate corporate existence of Merger Sub will cease, and DRIVEiT will be the surviving corporation and a wholly-owned subsidiary of Yotta. Yotta will be renamed “DRIVEiT Financial Auto Group, Inc.” The Business Combination is expected to be consummated after obtaining the required approval by the stockholders of Yotta and DRIVEiT and the satisfaction of certain other customary closing conditions.

The total consideration to be paid at the Closing of the Business Combination by Yotta to DRIVEiT security holders will be an amount equal to $100,000,000 (“Merger Consideration”). The Merger Consideration will be payable in shares of common stock, par value $0.0001 per share, of Yotta, valued at $10 per share.

The board of directors of Yotta has unanimously (i) approved and declared advisable the Merger Agreement, the Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the stockholders of Yotta.

Pursuant to the Merger Agreement, DRIVEiT deposited $1,100,000 into Sponsor’s operating account to repay indebtedness owed to the Sponsor of Yotta and $400,000 into Yotta’s operating account to cover merger related transaction costs.

Certain member of our management are officers and/or directors of Yotta, including Mr. Hui Chen serves as Chairman and CEO, Mr. Robert L. Labbe serves as the CFO and director, and each of Mr. Brandon Miller, Mr. Daniel M. McCabe and Ms. Qi Gong serves as an independent director, and each of the foregoing own fiduciary duties under Delaware general corporate law to Yotta. For more details about our management’s conflict of interests, see “Management-Conflicts of Interest” of this annual report on Form 10-K.

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

Our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. More specifically, all of our officers and directors have fiduciary and contractual duties to Yotta Acquisition Corporation (“Yotta”), which executed a definitive merger agreement for its business combination on August 20, 2024. Yotta will have priority over us in connection with potential target businesses identified by its management. These conflicts of interests may limit the number of potential targets that our management presents to us for purposes of completing a business combination. For more details about our management’s conflict of interests, see “Conflicts of Interest” on page 28. If Yotta decides to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to his or her fiduciary duties under Delaware law, none of the members of our management team who are also employed by, or directors of, our Sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors, officers or employees of our Sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Delaware law and any other applicable fiduciary duties.

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

Initial Business Combination

Initially, we have nine (9) months from the closing of our IPO to consummate our initial business combination (“Combination Period”). If we anticipate that we may not be able to consummate our initial business combination within nine (9) months from the closing of our IPO, we may, but are not obligated to, if requested by our Sponsor or its affiliates, extend Combination Period up to two times by an additional three months each time for a total of up to fifteen (15) months by depositing $600,000 (or $690,000 if the underwriters’ over-allotment option is exercised in full) in connection with each such extension into our trust account (the “Paid Extension Period”). In addition, we will be entitled to an automatic six-month extension to complete a business combination (the “Automatic Extension Period”) if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination during the Combination Period or Paid Extension Period. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten (10) business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution, the public and private rights will expire and will be worthless.

On October 18, 2024, the Company entered into a non-binding letter of intent (“LOI”) with QUAD, regarding a potential business combination (the “Proposed Transaction”). The LOI is non-binding and no agreement providing for any Proposed Transaction or any other transaction or the participation by either party therein will be deemed to exist unless and until definitive agreements have been executed. As a result of the execution of the LOI, the deadline by which the Company must complete its initial business combination has been extended to January 10, 2025.

On January 10, 2025, the Company held a special meeting of stockholders (the “January Special Meeting”). During the January Special Meeting, stockholders approved the proposal to amend Company’s amended and restated certificate of incorporation and Trust Agreement to extend the date by which the Company has to consummate a business combination from January 10, 2025 to October 10, 2026 (thirty six (36) months from the consummation of the IPO), on a month-by-month basis, up to a total of twenty-one (21) times, by depositing $60,000 into the Company’s trust account for each such one-month extension. Additionally, stockholders approved the proposal to include any entity with its principal business operations in the geographical regions of the People’s Republic of China, the Hong Kong special administrative region, and the Macau special administrative region in the Company’s acquisition criteria in its search for a prospective target business for its business combination.

The Company has until 36 months (or until October 10, 2026) from the closing of the IPO to consummate a Business Combination. In addition, in the event that the Company fails to timely make a payment for any given month during the twenty-one (21) month period the Company elects to make an extension, the Company shall have a period of forty five (45) days to pay any applicable past due payment, which shall be calculated to be equal to the principal of the past due payment, plus any accrued but unpaid interest in the amount of three percent (3%) (the “Cure Period”). If the Company fails to make any applicable past due payment during the Cure Period, then the Company shall immediately cease all operations, except for the purpose of winding up, and liquidate and dissolve with the same effect as if the Company failed to complete a business combination within thirty-six (36) months from the consummation of the IPO.

As previously disclosed in the Company’s current reports on Forms 8-K filed on February 14, 2025, on February 14, 2025, we entered into an Agreement, by and among QETA, Purchaser, Merger Sub, QUAD, Principal Shareholders, and Mr. Junan Ke, as representative of the Principal Shareholders of QUAD. The Agreement provides that, among other things and upon the terms and subject to the satisfaction of certain customary conditions, the KM QUAD Business Combination shall be consummated, and in accordance with the terms and conditions as further specified under this section entitled “Initial Business Combination”.

Upon the closing of the transactions contemplated by the Agreement, QETA will merge with and into Purchaser, resulting in all QETA stockholders becoming shareholders of the Purchaser as described under the below section titled “Redomestication Merger.” Concurrently therewith, Merger Sub will merge with and into QUAD, resulting in Purchaser acquiring 100% of the issued and outstanding equity securities of QUAD (the “Acquisition Merger”). Upon the closing of the Acquisition Merger, the ordinary shares of Purchaser issued shall consist of class A ordinary shares (“Purchaser Class A Ordinary Shares”) and class B ordinary shares (“Purchaser Class B Ordinary Shares,” together with Purchaser Class A Ordinary Shares, “Purchaser Ordinary Shares”) where each Purchaser Class A Ordinary Share shall be entitled to one (1) vote on all matters subject to a vote at general and special meetings of the post-closing company and each Purchaser Class B Ordinary Share shall be entitled to 10 votes on all matters subject to a vote at general and special meetings of the post-closing company.

The aggregate consideration to be paid to QUAD shareholders for the Acquisition Merger is $300 million, payable in newly issued Purchaser Ordinary Shares (the “Closing Payment Shares”), valued at $10.00 per share.

Furthermore, the parties agreed that immediately following the closing the Acquisition Merger, Purchaser’s board of directors will consist of five (5) directors. QETA will designate, or cause to be designated, one (1) director, who shall be deemed independent in accordance with Nasdaq requirements and QUAD will designate, or cause to be designated, four (4) of the directors, two (2) of which shall be deemed independent in accordance with Nasdaq requirements. The officers of QUAD shall continue to serve as officers of the post-closing company.

At the Redomestication Effective Time, QETA will be merged with and into Purchaser, the separate corporate existence of QETA will cease and Purchaser will continue as the surviving corporation (the “Redomestication Merger”). In connection with the Redomestication Merger, QETA’s issued and outstanding units shall separate into its individual components of one share of common stock and one-tenth (1/10) of one right, and all units shall cease to be outstanding and shall automatically be canceled, and each of QETA’s issued and outstanding securities will be converted into an equivalent amount of Purchaser’s securities: (i) Each share of QETA common stock will be converted automatically into one Purchaser Class A Ordinary Share; and (ii) Each right to acquire one share of QETA common stock will be converted automatically into one right to acquire one Purchaser Class A Ordinary Share. At the Closing of the Mergers, all Purchaser Rights shall cease to be outstanding and shall automatically be canceled and retired and shall cease to exist. The holders of Purchaser Rights instead will receive one Purchaser Class A Ordinary Share in exchange for the cancellation of each Purchaser Right.

In the Agreement, QUAD and Principal Shareholders make certain representations and warranties (with certain exceptions set forth in the disclosure schedule to the Agreement) relating to, among other things: (a) proper corporate organization of QUAD and its affiliates and subsidiaries and similar corporate matters; (b) authorization, execution, delivery and enforceability of the Agreement and other transaction documents; (c) neither the execution, delivery nor performance of the Agreement need any consent, approval, license or other action of any government authority; (d) absence of conflicts; (e) capital structure; (f) accuracy of charter documents and corporate records; (g) required consents and approvals; (h) financial information; (i) absence of certain changes or events; (j) title to assets and properties; (k) material contracts; (l) ownership of real property; (m) licenses and permits; (n) compliance with laws; (o) ownership of intellectual property; (p) customers and suppliers; (q) employment and labor matters; (r) taxes matters; (s) environmental matters; (t) that QUAD is not an investment company; (u) no Action pending or threatened against QUAD; and (v) other customary representations and warranties.

In the Agreement, Purchaser Parties make certain representations and warranties relating to, among other things: (a) proper corporate organization and similar corporate matters; (b) authorization, execution, delivery and enforceability of the Agreement and other transaction documents; (c) no governmental authorization required; (d) Non-Contravention; (e) capital structure; (f) validity of share issuance; (g) trust fund amount as of the Effective Time; (h) validity of Nasdaq Stock Market listing; (i) SEC filing requirements and financial statements; (j) litigation; (k) compliance with laws; (l) material contracts; (m) not an investment company; and (n) other customary representations and warranties.

The parties have made customary representations, warranties and covenants in the Agreement, including, among other things, covenants with respect to the conduct of QUAD and its affiliates/subsidiaries prior to the closing of the business combination. The parties have also agreed to customary “no shop” obligations.

The Agreement also contains covenants providing for, among other things:

(a)	Purchaser shall prepare with the assistance, cooperation and commercially reasonable efforts of QUAD, and file with the SEC the Registration Statement in connection with the registration under the Securities Act of Purchaser Ordinary Shares to be issued in the Mergers, which Registration Statement will also contain a proxy statement of QETA;

(b)	QUAD shall bear (i) 50% of the Transaction Costs incurred by QETA, excluding any amounts payable at Closing from the Trust Account, provided that QUAD’s obligation to pay such Transaction Costs incurred by QETA shall not exceed $500,000 in total; (ii) 50% of the expenses incurred by QETA in connection with maintaining ongoing public company responsibilities, provided that QUAD’s obligation to pay such Public Company Expenses incurred by QETA shall not exceed $100,000 in total; and (iii) the extension fees of QETA covering nine extensions over nine months, in the total amount of $540,000. If the Closing does not occur prior to October 10, 2025 due to a delay in obtaining approvals from the China Securities Regulatory Commission (the “CSRC”), QUAD shall be responsible for any extension fees and other related fees incurred by QETA beyond October 10, 2025 not to exceed $100,000 per month; and

(c)	all rights to exculpation, indemnification and advancement of expenses existing in favor of D&O indemnified persons shall survive the closing and continue in full force and effect in accordance with their respective terms to the extent permitted by applicable Law.

Concurrently with the execution of the Agreement on February 14, 2025, the Company and certain shareholders of QUAD entered into a support agreement, pursuant to which each such shareholder agreed to vote in favor of the business combination, subject to the terms of such shareholder support agreement.

The foregoing description of the Shareholder Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual agreement, a copy of which is filed as Exhibit 10.9 hereto.

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

The net proceeds of our IPO from the trust account upon the closing of our initial business combination may be used as consideration to pay the sellers of a target business with which we complete our initial business combination. If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital. In addition, we may be required to obtain additional financing in connection with the closing of our initial business combination to be used following the closing for general corporate purposes as described above. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our Sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. Our amended and restated certificate of incorporation provides that, following our IPO and prior to the consummation of our initial business combination, we are prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote (a) on any initial business combination or (b) to approve a further amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond thirty six (36) months from the consummation of the IPO or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their public shares.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Facilities

We currently maintain our principal executive offices at 1185 6th, Suite 304, New York, NY 10036. The cost for this space is included in the $10,000 per-month fee payable to Yocto Investments LLC, for office space, utilities and secretarial services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

We currently maintain our principal executive offices at 1185 6th Avenue, Suite 304, New York, NY 10036. The cost for this space is included in the $10,000 per-month fee payable to Yocto Investments LLC, for office space, utilities and secretarial services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

Holders of Record

As of April 7, 2025, there were 3,747,748 of our shares of Common Stock issued and outstanding held by six stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Simultaneously with the closing of the IPO on October 11, 2023, the Company consummated the private placement (“Private Placement”) with the Sponsor of 253,045 units (the “Private Units”), generating total proceeds of $2,530,450.

The Private Units are identical to the Units sold as part of the public Units in this offering. Additionally, such initial purchasers agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until the completion of the Company’s initial business combination. Such initial purchasers were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units.

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

As of December 31, 2024, a total of $73,115,355 was held in the trust account, $69,690,000 of which is the proceeds from the IPO and Private Placement and $3,425,355 of which was interest income generated by the proceeds in trust.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

On February 14, 2025, we entered into an Agreement, by and among QETA, Purchaser, Merger Sub, QUAD, Principal Shareholders, and Mr. Junan Ke, as representative of the Principal Shareholders of QUAD. The Agreement provides that, among other things and upon the terms and subject to the satisfaction of certain customary conditions, the KM QUAD Business Combination shall be consummated, and in accordance with the terms and conditions as further specified under this section entitled “Initial Business Combination”.

Upon the closing of the transactions contemplated by the Agreement, QETA will merge with and into Purchaser, resulting in all QETA stockholders becoming shareholders of the Purchaser as described under the below section titled “Redomestication Merger.” Concurrently therewith, Merger Sub will merge with and into QUAD, resulting in Purchaser acquiring 100% of the issued and outstanding equity securities of QUAD (the “Acquisition Merger”). Upon the closing of the Acquisition Merger, the ordinary shares of Purchaser issued shall consist of class A ordinary shares (“Purchaser Class A Ordinary Shares”) and class B ordinary shares (“Purchaser Class B Ordinary Shares,” together with Purchaser Class A Ordinary Shares, “Purchaser Ordinary Shares”) where each Purchaser Class A Ordinary Share shall be entitled to one (1) vote on all matters subject to a vote at general and special meetings of the post-closing company and each Purchaser Class B Ordinary Share shall be entitled to 10 votes on all matters subject to a vote at general and special meetings of the post-closing company.

The aggregate consideration to be paid to QUAD shareholders for the Acquisition Merger is $300 million, payable in newly issued Purchaser Ordinary Shares (the “Closing Payment Shares”), valued at $10.00 per share.

Furthermore, the parties agreed that immediately following the closing the Acquisition Merger, Purchaser’s board of directors will consist of five (5) directors. QETA will designate, or cause to be designated, one (1) director, who shall be deemed independent in accordance with Nasdaq requirements and QUAD will designate, or cause to be designated, four (4) of the directors, two (2) of which shall be deemed independent in accordance with Nasdaq requirements. The officers of QUAD shall continue to serve as officers of the post-closing company.

At the Redomestication Effective Time, QETA will be merged with and into Purchaser, the separate corporate existence of QETA will cease and Purchaser will continue as the surviving corporation (the “Redomestication Merger”). In connection with the Redomestication Merger, QETA’s issued and outstanding units shall separate into its individual components of one share of common stock and one-tenth (1/10) of one right, and all units shall cease to be outstanding and shall automatically be canceled, and each of QETA’s issued and outstanding securities will be converted into an equivalent amount of Purchaser’s securities: (i) Each share of QETA common stock will be converted automatically into one Purchaser Class A Ordinary Share; and (ii) Each right to acquire one share of QETA common stock will be converted automatically into one right to acquire one Purchaser Class A Ordinary Share. At the Closing of the Mergers, all Purchaser Rights shall cease to be outstanding and shall automatically be canceled and retired and shall cease to exist. The holders of Purchaser Rights instead will receive one Purchaser Class A Ordinary Share in exchange for the cancellation of each Purchaser Right.

In the Agreement, QUAD and Principal Shareholders make certain representations and warranties (with certain exceptions set forth in the disclosure schedule to the Agreement) relating to, among other things: (a) proper corporate organization of QUAD and its affiliates and subsidiaries and similar corporate matters; (b) authorization, execution, delivery and enforceability of the Agreement and other transaction documents; (c) neither the execution, delivery nor performance of the Agreement need any consent, approval, license or other action of any government authority; (d) absence of conflicts; (e) capital structure; (f) accuracy of charter documents and corporate records; (g) required consents and approvals; (h) financial information; (i) absence of certain changes or events; (j) title to assets and properties; (k) material contracts; (l) ownership of real property; (m) licenses and permits; (n) compliance with laws; (o) ownership of intellectual property; (p) customers and suppliers; (q) employment and labor matters; (r) taxes matters; (s) environmental matters; (t) that QUAD is not an investment company; (u) no Action pending or threatened against QUAD; and (v) other customary representations and warranties.

In the Agreement, Purchaser Parties make certain representations and warranties relating to, among other things: (a) proper corporate organization and similar corporate matters; (b) authorization, execution, delivery and enforceability of the Agreement and other transaction documents; (c) no governmental authorization required; (d) Non-Contravention; (e) capital structure; (f) validity of share issuance; (g) trust fund amount as of the Effective Time; (h) validity of Nasdaq Stock Market listing; (i) SEC filing requirements and financial statements; (j) litigation; (k) compliance with laws; (l) material contracts; (m) not an investment company; and (n) other customary representations and warranties.

The parties have made customary representations, warranties and covenants in the Agreement, including, among other things, covenants with respect to the conduct of QUAD and its affiliates/subsidiaries prior to the closing of the business combination. The parties have also agreed to customary “no shop” obligations.

The Agreement also contains covenants providing for, among other things:

(a)	Purchaser shall prepare with the assistance, cooperation and commercially reasonable efforts of QUAD, and file with the SEC the Registration Statement in connection with the registration under the Securities Act of Purchaser Ordinary Shares to be issued in the Mergers, which Registration Statement will also contain a proxy statement of QETA;

(b)	QUAD shall bear (i) 50% of the Transaction Costs incurred by QETA, excluding any amounts payable at Closing from the Trust Account, provided that QUAD’s obligation to pay such Transaction Costs incurred by QETA shall not exceed $500,000 in total; (ii) 50% of the expenses incurred by QETA in connection with maintaining ongoing public company responsibilities, provided that QUAD’s obligation to pay such Public Company Expenses incurred by QETA shall not exceed $100,000 in total; and (iii) the extension fees of QETA covering nine extensions over nine months, in the total amount of $540,000. If the Closing does not occur prior to October 10, 2025 due to a delay in obtaining CSRC approvals, QUAD shall be responsible for any extension fees and other related fees incurred by QETA beyond October 10, 2025 not to exceed $100,000 per month; and

(c)	all rights to exculpation, indemnification and advancement of expenses existing in favor of D&O indemnified persons shall survive the closing and continue in full force and effect in accordance with their respective terms to the extent permitted by applicable Law.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a blank check company incorporated in Delaware on May 1, 2023. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to herein as our “initial business combination.” Our efforts to identify a prospective target business are not limited to any particular industry or geographic region. We intend to utilize cash derived from the proceeds of our IPO and the private placement of Private Units, our securities, debt or a combination of cash, securities and debt, in effecting our initial business combination.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Extensions of Time Period to Complete a Business Combination

On October 18, 2024, the Company entered into a non-binding LOI with QUAD, regarding a potential business combination (the “Proposed Transaction”). The LOI is non-binding and no agreement providing for any Proposed Transaction or any other transaction or the participation by either party therein will be deemed to exist unless and until definitive agreements have been executed. As a result of the execution of the LOI, the deadline by which the Company must complete its initial business combination has been extended to January 10, 2025.

On January 10, 2025, the Company held a special meeting of stockholders (the “January Special Meeting”). During the January Special Meeting, stockholders approved the proposal to amend Company’s amended and restated certificate of incorporation and Trust Agreement to extend the date by which the Company has to consummate a business combination from January 10, 2025 to October 10, 2026 (thirty six (36) months from the consummation of the IPO), on a month-by-month basis, up to a total of twenty-one (21) times, by depositing $60,000 into the Company’s trust account for each such one-month extension.

Redemption

In connection with the stockholders’ vote at the January Special Meeting of stockholders held by the Company on January 10, 2025, 5,199,297 shares were tendered for redemption. As a result, approximately $55,152,224 (approximately $10.608 per share) were removed from the Company’s trust account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company, since that date. As a result, approximately $18,040,430 will remain in the trust account. Following the redemptions, the Company will have 3,747,748 ordinary shares outstanding.

Acquisition Criteria Expansion

In connection with the stockholders’ vote at the January Special Meeting of stockholders held by the Company on January 10, 2025, stockholders approved the proposal to include any entity with its principal business operations in the geographical regions of the People’s Republic of China, the Hong Kong special administrative region, and the Macau special administrative region in the Company’s acquisition criteria in its search for a prospective target business for its business combination.

Trust Amendment

The Company has until 36 months (or until October 10, 2026) from the closing of the IPO to consummate a Business Combination. In addition, in the event that the Company fails to timely make a payment for any given month during the twenty-one (21) month period the Company elects to make an extension, the Company shall have a period of forty five (45) days to pay any applicable past due payment, which shall be calculated to be equal to the principal of the past due payment, plus any accrued but unpaid interest in the amount of three percent (3%) (the “Cure Period”). If the Company fails to make any applicable past due payment during the Cure Period, then the Company shall immediately cease all operations, except for the purpose of winding up, and liquidate and dissolve with the same effect as if the Company failed to complete a business combination within thirty-six (36) months from the consummation of the IPO.

The foregoing description of the Amendment to the Investment Management Trust Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual agreement, filed hereto as Exhibit 10.2, and is incorporated by reference herein.

The Company has completed an initial payment of $60,000 pursuant to the Amendment to the Investment Management Trust Agreement and such initial payment has been deposited into the Company’s trust account to extend the time the Company has to complete a business combination until February 10, 2025. Subsequently, the Company deposited $60,000 each time in February 2025 and March 2025 into the trust account to extend the time the Company has to complete a business combination until April 10, 2025.

Merger Agreement In Connection With KM QUAD Business Combination

On February 14, 2025, Quetta entered into entered into an Agreement and Plan of Merger (the “Merger Agreement”) with KM QUAD, a Cayman Islands company (“KM QUAD”), the parent company of Jiujiang Lida Technology Co., Ltd., a film product design and manufacturer in China. Upon consummation of the transaction contemplated by the Merger Agreement, (i) Quetta will reincorporate by merging with and into Quad Global Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Quetta (“Quad Global”), and (ii) concurrently with the reincorporation merger, Quad Group Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Quad Global, will be merged with and into KM QUAD, resulting in KM QUAD being a wholly-owned subsidiary of Quad Global. At the effective time of the transaction, KM QUAD’s shareholders and management will receive 30 million ordinary shares of Quad Global. The shares held by certain KM QUAD’s shareholders will be subject to lock-up agreements for a period of six months following the closing of the transaction, subject to certain exceptions.

Upon the closing of the transactions contemplated by the Merger Agreement, the Company will merge with and into Purchaser, resulting in all Quetta stockholders becoming shareholders of the Purchaser as described under the below section titled “Redomestication Merger.” Concurrently therewith, Merger Sub will merge with and into KM QUAD, resulting in Purchaser acquiring 100% of the issued and outstanding equity securities of QUAD (the “Acquisition Merger”). Upon the closing of the Acquisition Merger, the ordinary shares of Purchaser issued shall consist of class A ordinary shares (“Purchaser Class A Ordinary Shares”) and class B ordinary shares (“Purchaser Class B Ordinary Shares,” together with Purchaser Class A Ordinary Shares, “Purchaser Ordinary Shares”) where each Purchaser Class A Ordinary Share shall be entitled to one (1) vote on all matters subject to a vote at general and special meetings of the post-closing company and each Purchaser Class B Ordinary Share shall be entitled to 10 votes on all matters subject to a vote at general and special meetings of the post-closing company.

The aggregate consideration to be paid to KM QUAD shareholders for the Acquisition Merger is $300 million, payable in newly issued purchaser ordinary shares valued at $10.00 per share. The Transaction, which has been approved by the boards of directors of both Quetta and KM QUAD, is subject to regulatory approvals, the approvals by the shareholders of Quetta and KM QUAD, respectively, and the satisfaction of certain other customary closing conditions including the following:

KM QUAD shall bear (i) 50% of the transaction costs incurred by Quetta, excluding any amounts payable at closing from the Trust Account, provided that KM QUAD’s obligation to pay such transaction costs incurred by Quetta shall not exceed $500,000 in total; (ii) 50% of the expenses incurred by Quetta in connection with maintaining ongoing public company responsibilities, provided that KM QUAD’s obligation to pay such Public Company Expenses incurred by Quetta shall not exceed $100,000 in total; and (iii) the extension fees of Quetta covering nine extensions over nine months, in the total amount of $540,000. If the Closing does not occur prior to October 10, 2025 due to a delay in obtaining regulatory approvals, Quetta shall be responsible for any extension fees and other related fees incurred by Quetta beyond October 10, 2025 not to exceed $100,000 per month.

Pursuant to the Merger Agreement, on or before February 14, 2025, KM QUAD deposited $250,000, the first installment of the term extension fees to the Company’s bank account in exchange for a promissory note issued by the Company. KM QUAD shall wire $290,000, the second installment of the extension fees, to the Company’s bank account on or before April 20, 2025 in exchange for a promissory note issued by the Company, provided that the Merger Agreement has not been terminated prior to that date.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our activities from May 1, 2023 (inception) through December 31, 2024 were organizational activities and those necessary to prepare for our IPO, which is described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on investments held in Trust Account after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2024, we had net income of $2,094,096, which consisted of interest income of $3,658,889, offset by general and administrative expenses of $623,356, related party administrative fees of $120,000, franchise tax expense of $67,178 and income tax expense of $754,259.

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

As of December 31, 2024, the Company had cash of $1,554,737 and a working capital deficit of $28,329.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

Administrative Service Agreement

We have entered into an administrative service agreement pursuant to which we will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. For the year ended December 31, 2024 and for the period from May 1, 2023 through December 31, 2023, the Company has incurred $120,000 and $28,710, respectively, in related party fees for the services provided by the Sponsor under this agreement.

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

Promissory Note In Connection With Extension Payments

In the event that the closing of the KM QUAD Business Combination does not occur by February 10, 2025, the Company shall have the right to extend the time to complete the KM QUAD Business Combination up to twenty-one (21) times for one month each time until October 10, 2026. QUAD shall be responsible for the extension fees covering nine extensions over nine months, in the total amount of $540,000.

On or before February 14, 2025, KM QUAD wired the first installment of the prepaid extension fees, in the amount of $250,000, to the Company’s designated bank account in exchange for a promissory note issued by the Company. KM QUAD shall wire the second installment of the prepaid extension fees, in the amount of $290,000, to the Company’s designated bank account on or before April 20, 2025 in exchange for a promissory note issued by the Company, provided that the Agreement has not been terminated prior to that date. If the closing of the KM QUAD Business Combination does not occur prior to October 10, 2025 due to a delay in obtaining CSRC approvals, KM QUAD shall be responsible for any extension fees and other related fees incurred by the Company beyond October 10, 2025 not to exceed $100,000 per month. If the closing of the KM QUAD Business Combination or termination of the Agreement occurs prior to October 10, 2025, the Company shall return the remaining balance of the prepaid extension fees, if any, to KM QUAD on a pro rata basis. Alternatively, at the closing of the KM QUAD Business Combination, the Company shall have the right to convert any prepaid extension fees that were paid and not returned into Purchaser Class A Ordinary Shares at $10.00 per share.

Critical Accounting Policies and Estimates

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

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 in the fiscal year 2024 and there was no significant impact.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted ASU 2023-09 in the fiscal year 2024 and there was no significant impact.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2024, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective.

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

Management’s Annual Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Management intends to implement remediation steps to improve our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. We plan to further improve this process by enhancing the size and composition of our board upon the closing of the business and to identify third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals and implemented additional layers of reviews in the financial close process.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of the date of this annual report.

Name	Age	Position
Hui Chen	53	Chairman, Chief Executive Officer
Robert L. Labbe	65	Chief Financial Officer, Director
Brandon Miller	62	Independent Director
Daniel M. McCabe	75	Independent Director
Qi Gong	63	Independent Director

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

Robert L. Labbe has been our Chief Financial Officer since May 2023. He serves as one of our directors as of the date of this annual report. He has been serving as the Chief Financial Officer and director of Yotta Acquisition Corporation (Nasdaq: YOTA) since December 2021. Mr. Labbe is a real estate veteran and real estate finance attorney licensed in California and New York with over thirty (30) years of experience in real estate. Mr. Labbe also has been a manager of MCAP Realty Advisors, LLC, a real estate advisor company, since January 2010. Mr. Labbe has been the general counsel of Global Premier Development Inc. and Global Premier America, LLC, real estate development companies, from March 2012 to December 2021. Mr. Labbe was a co-founder, general counsel, and managing director of Lenders Direct Capital, a wholesale lender, and its retail affiliate Lenders Republic Financial, a nationwide mortgage banker, from May 2003 to December 2007. Mr. Labbe was also a co-founder and partner at Mazda Butler LLP, a commercial and real estate law firm in California, from January 2003 to December 2007. Mr. Labbe co-founded First Allegiance Financial, a national specialty finance company, where he was the president and chairman from September 1996 to December 1998. First Allegiance Financial was acquired by City Holding Company, a financial holding company, for approximately $22 million in 1997. Mr. Labbe received his Bachelor’s degree in Civil Law (B.C.L.) and Bachelor of Laws degree (LL.B.) from McGill University in 1982 and 1983, respectively. Mr. Labbe also received his Diplome d’Etude Collegiale St. Lawrence College (Quebec) in 1978. Mr. Labbe is a licensed broker with the California Department of Real Estate since 1990. Mr. Labbe also holds the UC Irvine Extension Light Construction and Development Management Program Certificate.

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

Qi Gong has been serving as one of our independent directors since April 3, 2024. Ms. Gong has enjoyed a diverse career in both China and the United States across various domains. In March 2024, Ms. Gong founded the American Wall Street Listed Group Inc., a consulting company, and has been serving as its Chief Executive Officer since such time. Ms. Gong was also the founder and has been serving as the Chief Executive Officer for American Information Technology Inc., an information technology consulting company, since September 2022. She was also the founder and has been serving as the Chief Executive Officer for U.S. China Health Products Inc., a marketing consulting company, since December 2021. In addition, Ms. Gong founded the U.S.-China Service Inc., a wealth management consulting company, in July 2018 and has been serving as its Chief Executive Officer since such time. She has been serving as a member of the board of directors of Yotta since April 2024

Number and Terms of Office of Officers and Directors

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

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Global Market we have at least a majority of independent directors and that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors determined that Mr. McCabe, Mr. Miller, and Ms. Qi Gong each qualify as an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules.

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

Audit Committee

We have established an audit committee of the board of directors, which consists of Mr. Brandon Miller, Mr. Daniel M. McCabe and Ms. Qi Gong, each of whom is an independent director. Mr. Brandon Miller serves as chairperson of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Compensation Committee

We have established a compensation committee of the board of directors consisting of Mr. Daniel M. McCabe, Mr. Brandon Miller, and Ms. Qi Gong each of whom is an independent director. Mr. Daniel M. McCabe serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity except for Yotta Acquisition Corporation, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination and (2) up to thirty-six (36) months from the date of this annual report (or any other applicable deadline as described in this annual report). This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

The following table summarizes the current material pre-existing fiduciary or contractual obligations of our officers, and directors:

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation	Affiliation with Quetta Acquisition Corporation	Priority/Preference relative to Quetta Acquisition Corporation
Hui Chen	Law Offices of Hui Chen & Associates, PC	Law Firm	Partner
	Hofstra University	Education	Adjunct Professor
	Yotta Acquisition Corporation	Special Purpose Acquisition Company	Chief Executive Officer and Chairman	Chairman, Chief Executive Officer	Yotta Acquisition Corporation will have priority over us.

Robert L. Labbe	MCAP Realty Advisors, LLC	Real Estate Advisory Services	Chief Financial Officer and Director
	Yotta Acquisition Corporation	Special Purpose Acquisition Company		Chief Financial Officer, Director

Brandon Miller	Aspect Property Management LLC	Real Estate	Partner
	Yotta Acquisition Corporation	Special Purpose Acquisition Company	Independent Director	Independent Director	Yotta Acquisition Corporation will have priority over us.

Daniel M. McCabe	Daniel M. McCabe, LLC	Law Firm	Partner
	1200 Summer Street Association	Real Estate	Managing Partner
	Yotta Acquisition Corporation	Special Purpose Acquisition Company	Independent Director	Independent Director	Yotta Acquisition Corporation will have priority over us.

Qi Gong	Yotta Acquisition Corporation Quetta Acquisition Corporation American Wall Street Listed Group Inc. American Information Technology Inc. U.S. China Health Products Inc. U.S.-China Service Inc.	Special Purpose Acquisition Company Special Purpose Acquisition Company Consulting Company Information Technology Consulting Company Marketing Consulting Company Wealth Management Consulting Company	Independent Director Independent Director Chief Executive Officer Chief Executive Officer Chief Executive Officer Chief Executive Officer	Independent Director	Yotta Acquisition Corporation will have priority over us.

Our insiders, including our officers and directors, have agreed to vote any shares of common stock held by them in favor of our initial business combination, if permitted by law or regulation. In addition, they have agreed to waive their respective rights to receive any amounts held in the trust account with respect to their founder shares and private units if we do not complete our initial business combination within the required time frame. If they purchase shares of common stock in our IPO or in the open market, however, they would be entitled to receive their pro rata share of the amounts held in the trust account if we are unable to complete our initial business combination within the required time frame, but have agreed not to redeem such shares in connection with the consummation of our initial business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will therefore comply with section 144 of the DGCL.

Limitation on Liability and Indemnification of Directors and Officers

Our certificate of incorporation provides that our directors and officers will be indemnified by us to the fullest extent authorized by Delaware law as it now exists or may in the future be amended. In addition, our certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors. Notwithstanding the foregoing, as set forth in our certificate of incorporation, such indemnification will not extend to any claims our insiders may make to us to cover any loss that they may sustain as a result of their agreement to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us as described elsewhere in this annual report.

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

The following table sets forth as of April 7, 2025, the number of shares of Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of Common Stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of April 7, 2025, we had 3,747,748 shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Hui Chen(2)	1,970,045	22.83%
Robert L. Labbe	2,000	*
Brandon Miller	2,000	*
Daniel M. McCabe	2,000	*
Qi Gong	*	*
All directors and executive officers as a group (5 individuals)	1,976,045	22.83%
Michael Lazar	2,000	*
Yocto Investments LLC (our Sponsor)(2)	1,970,045	22.83%
Boothbay Fund Management, LLC(3)	523,488	6.04%
ATW SPAC Management LLC(4)	523,488	6.04%
Wealthspring Capital LLC(5)	1,023,776	11.814%
Mizuho Financial Group, Inc. (6)	451,403	5.21%
AQR Capital Management, LLC (7)	635,001	7.33%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Quetta Acquisition Corp, 1185 6th Avenue, Suite 304, New York, NY 10036.
(2)	Shares owned by Yocto Investments LLC, which is controlled solely by Ms. Chen Chen, who is the wife of Hui Chen.
(3)	Based on information provided in a Schedule 13G filed on February 13, 2024. Boothbay Fund Management, LLC and Ari Glass (together, the “Reporting Persons”) made certain joint acquisition statement, dated February 13, 2024. Each of the Reporting Persons disclaims beneficial ownership of the Company’s shares of Common Stock except to the extent of that person’s pecuniary interest therein. The address of the principal office of the Reporting Persons is 640 Fifth Avenue, 20th Floor, New York, NY 10019.
(4)	Based on information provided in a Schedule 13G filed on February 13, 2024. ATW SPAC Management LLC, Antonio Ruiz-Gimenez and Kerry Propper (together, the “Reporting Persons”) made certain joint acquisition statement, dated February 13, 2024. Each of the Reporting Persons disclaims beneficial ownership of the Company’s shares of Common Stock except to the extent of that person’s pecuniary interest therein. The address of the principal office of the Reporting Persons is 640 Fifth Avenue, 20th Floor, New York, NY 10019.
(5)	Based on information provided in a Schedule 13G filed on January 10, 2024. Wealthspring Capital LLC and Matthew Simpson (together, the “Reporting Persons”) made certain joint acquisition statement, dated January 10, 2024. Each of the Reporting Persons disclaims beneficial ownership of the Company’s shares of Common Stock except to the extent of that person’s pecuniary interest therein. The address of the principal office of the Reporting Persons is 17 State Street, Suite 2130, New York, New York 10004.
(6)	Based on information provided in a Schedule 13G filed on November 14, 2024. Mizuho Financial Group (the “Reporting Person”), Inc. made a certain acquisition statement, dated November 14, 2024. The Reporting Person disclaims beneficial ownership of the Company’s shares of Common Stock except to the extent of that person’s pecuniary interest therein. The address of the principal office of the Reporting Person is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.
(7)	Based on information provided in a Schedule 13G filed on November 14, 2024. AQR Capital Management, LLC, AQR Capital Management Holdings, LLC, AQR Arbitrage, LLC (together, the “Reporting Persons”) made certain joint acquisition statement, dated November 14, 2024. Each of the Reporting Persons disclaims beneficial ownership of the Company’s shares of Common Stock except to the extent of that person’s pecuniary interest therein. The address of the principal office of the Reporting Persons is One Greenwich Plaza, Greenwich, CT 06830.

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

Promissory Note – KM QUAD

On November 5, 2024, the Company”) issued an unsecured promissory note in the aggregate principal amount of $500,000 (the “Promissory Note”) to KM QUAD in connection with a business combination between the Company and KM QUAD. The Promissory Note is unsecured, interest-free and due on the earlier date of (i) consummation of the business combination between the Company and KM QUAD, (ii) a breach by the Company of any its obligations under the Promissory Note, (iii) the termination of the proposed transaction between the Company and KM QUAD, or (iv) expiration of the Combination Period (as defined in the Promissory Note).  KM QUAD will have the right to convert all or any part of the outstanding and unpaid amount of the Note into shares of common stock, or other securities, at $10 per share upon the consummation of the business combination.

In the event that the closing of the KM QUAD Business Combination does not occur by February 10, 2025, the Company shall have the right to extend the time to complete the KM QUAD Business Combination up to twenty-one (21) times for one month each time until October 10, 2026. QUAD shall be responsible for the extension fees covering nine extensions over nine months, in the total amount of $540,000.

On or before February 14, 2025, KM QUAD wired the first installment of the prepaid extension fees, in the amount of $250,000, to the Company’s designated bank account in exchange for a promissory note issued by the Company. KM QUAD shall wire the second installment of the prepaid extension fees, in the amount of $290,000, to the Company’s designated bank account on or before April 20, 2025 in exchange for a promissory note issued by the Company, provided that the Agreement has not been terminated prior to that date. If the closing of the KM QUAD Business Combination does not occur prior to October 10, 2025 due to a delay in obtaining CSRC approvals, KM QUAD shall be responsible for any extension fees and other related fees incurred by the Company beyond October 10, 2025 not to exceed $100,000 per month. If the closing of the KM QUAD Business Combination or termination of the Agreement occurs prior to October 10, 2025, the Company shall return the remaining balance of the prepaid extension fees, if any, to QUAD on a pro rata basis. Alternatively, at the closing of the KM QUAD Business Combination, the Company shall have the right to convert any prepaid extension fees that were paid and not returned into Purchaser Class A Ordinary Shares at $10.00 per share.

Administrative Service Agreement

The Company agreed, commencing on October 5, 2023, to pay the Sponsor, affiliates, or advisors a total of up to $10,000 per month for office space, utilities, out of pocket expenses, and secretarial and administrative support. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the year ended December 31, 2024 and for the period from May 1, 2023 through December 31, 2023, the Company incurred $120,000 and $28,710 in fees for these services, respectively.

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

Shareholder Support Agreement

Concurrently with the execution of the Agreement on February 14, 2025, the Company and certain shareholders of QUAD entered into a support agreement, pursuant to which each such shareholder agreed to vote in favor of the business combination, subject to the terms of such shareholder support agreement.

The foregoing description of the Shareholder Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual agreement, a copy of which is filed as Exhibit 10.8 hereto.

Representative Shares

On October 10, 2023, the Company issued to the underwriter and/or its designees 69,000 shares of common stock (the “Representative Shares”). The Company accounted for the Representative Shares as an expense of the Initial Public Offering, resulting in a charge directly to stockholder’s equity. The Company estimated the fair value of Representative Shares to be $690,000 based upon the offering price of the shares of $10 per share. The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Global Market we have at least a majority of independent directors and that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors determined that Mr. McCabe, Mr. Miller, and Ms. Qi Gong each qualify as an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MB in connection with regulatory filings. The aggregate fees of MB for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 8-K for the respective periods and other required filings with the SEC totaled $56,650 and $78,750 for the year ended December 31, 2024 and for the period from May 1, 2023 (inception) through December 31, 2023, respectively

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MB for any audit-related fees for the year ended December 31, 2024 and for the period from May 1, 2023 (inception) through December 31, 2023.

Tax Fees. We did not pay MB for tax return services, planning and tax advice for the year ended December 31, 2024 and for the period from May 1, 2023 (inception) through December 31, 2023.

All Other Fees. We did not pay MB for any other services for the year ended December 31, 2024 and 2023.

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 5, 2023, by and between the Company and EF Hutton, division of Benchmark Investments, LLC. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 12, 2023)
2.1	Merger Agreement, dated February 14, 2025, by and between the Company, Quad Global Inc., Quad Group Inc., KM QUAD, certain shareholders of KM QUAD, and Mr. Junan Ke (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 14, 2025)
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 14, 2023)
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 12, 2023)
3.3	The Second Amended and Restated Certificate of Incorporation of Quetta Acquisition Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 14, 2025)
3.4	Bylaws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 14, 2023)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 14, 2023)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 14, 2023)
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 14, 2023)
4.4	Rights Agreement, dated October 5, 2023, by and between Continental Stock Transfer & Trust Company and the Company. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 12, 2023)
4.5*	Description of Securities
10.1	Letter Agreements, dated October 5, 2023, by and between the Registrant and each of the initial stockholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 12, 2023)
10.2	Investment Management Trust Agreement, dated October 5, 2023, by and between Continental Stock Transfer & Trust Company and the Company. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 12, 2023)
10.3	Amendment to the Investment Management Trust Agreement, dated January 10, 2025, by and between Quetta Acquisition Corporation and Continental Stock Transfer & Trust Company. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 14, 2025)
10.4	Stock Escrow Agreement, dated October 5, 2023, among the Company, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 12, 2023)
10.5	Registration Rights Agreement, dated October 5, 2023, among the Company, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 12, 2023)
10.6	Indemnity Agreements, dated October 5, 2023, among the Company, and the directors and officers of the Company (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 12, 2023)
10.7	Subscription Agreement, dated October 5, 2023, by and between the Company and Yocto Investments LLC. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 12, 2023)
10.8	Administrative Service Agreement, dated October 5, 2023, by and between the Company and Yocto Investments LLC. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 12, 2023)
10.9	Form of Shareholder Support Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 14, 2025)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 14, 2023)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 25, 2024)
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 14, 2023)
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 14, 2023)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUETTA ACQUISITION CORPORATION

Dated: April 7, 2025	By:	/s/ Hui Chen
	Name:	Hui Chen
	Title:	Chief Executive Officer
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

Signature	Title	Date

/s/ Hui Chen	Chief Executive Officer	April 7, 2025
Hui Chen	(Principal executive officer), and Chairman

/s/ Robert L. Labbe	Chief Financial Officer	April 7, 2025
Robert L. Labbe	(Principal financial and accounting officer), and Director

/s/ Brandon Miller	Director	April 7, 2025
Brandon Miller

/s/ Daniel M. McCabe	Director	April 7, 2025
Daniel M. McCabe

/s/ Qi Gong	Director	April 7, 2025
Qi Gong

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Quetta Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Quetta Acquisition Corporation (“Company”) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2024, and for the period from May 1, 2023 (inception) through December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended December 31, 2024, and for the period from May 1, 2023 (inception) through December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2023.

Houston, Texas

April 7, 2025

QUETTA ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$1,554,737	$610,185
Prepaid expenses and other assets	18,981	108,212
Total Current Assets	1,573,718	718,397

Investments held in Trust Account	73,115,355	70,506,524
Total Assets	$74,689,073	$71,224,921

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Due to related party - administrative fee	$30,000	$28,710
Due to related party	3,951	-
Accounts payable and accrued expenses	70,978	18,254
Franchise tax payable	66,000	14,378
Income tax payable	931,118	170,649
Promissory note – KM QUAD	500,000	-
Total Current Liabilities	1,602,047	231,991

Deferred underwriting fee payable	2,415,000	2,415,000
Total Liabilities	4,017,047	2,646,991

Commitments and Contingencies
Common stock subject to possible redemption, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at redemption value of $10.60 and $10.19 as of December 31, 2024 and 2023, respectively	73,137,958	70,321,524

Stockholders’ Deficit
Common stock, $0.0001 par value; 20,000,000 shares authorized; 2,047,045 shares issued and outstanding (excluding 6,900,000 shares subject to possible redemption)	204	204
Accumulated deficit	(2,466,136)	(1,743,798)
Total Stockholders’ Deficit	(2,465,932)	(1,743,594)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$74,689,073	$71,224,921

The accompanying notes are an integral part of these financial statements.

QUETTA ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2024	For the Period from May 1, 2023 (inception) to December 31, 2023
Formation and operational costs	$623,356	$78,045
Related party administrative fees	120,000	28,710
Franchise tax expense	67,178	14,378
Loss from operations	(810,534)	(121,133)

Other income:
Interest income	21,018	10,467
Interest earned on investments held in Trust Account	3,637,871	816,524
Income before income taxes	2,848,355	705,858

Provision for income taxes	(754,259)	(170,649)
Net income	$2,094,096	$535,209

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	6,900,000	2,290,574
Basic and diluted net income per share, redeemable common stock	$0.23	$0.13

Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,047,045	1,831,908
Basic and diluted net income per share, non-redeemable common stock	$0.23	$0.13

The accompanying notes are an integral part of these financial statements.

QUETTA ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For The Year Ended December 31, 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance–December 31, 2023	2,047,045	$204	$-	$(1,743,798)	$(1,743,594)
Remeasurement of common stock subject to possible redemption	-	-	-	(2,816,434)	(2,816,434)
Net income	-	-	-	2,094,096	2,094,096
Balance–December 31, 2024	2,047,045	$204	$-	$(2,466,136)	$(2,465,932)

For The Period From May 1, 2023 (Inception) Through December 31, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance–May 1, 2023 (Inception)	-	$-	$-	$-	$-
Founder shares issued to initial stockholders	1,725,000	172	24,828	-	25,000
Proceeds from sale of IPO Units	6,900,000	690	68,999,310	-	69,000,000
Proceeds from sale of Private Placement Units	253,045	25	2,530,425	-	2,530,450
Issuance of representative shares	69,000	7	-	(7)	-
Common stock subject to possible redemption	(6,900,000)	(690)	(69,689,310)	-	(69,690,000)
Underwriter commissions	-	-	(2,415,000)	-	(2,415,000)
Offering costs	-	-	(1,097,729)	-	(1,097,729)
Accretion of additional paid in capital to accumulated deficit	-	-	1,647,476	(1,647,476)	-
Remeasurement of common stock subject to possible redemption	-	-	-	(631,524)	(631,524)
Net income	-	-	-	535,209	535,209
Balance–December 31, 2023	2,047,045	$204	$-	$(1,743,798)	$(1,743,594)

The accompanying notes are an integral part of these financial statements.

QUETTA ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from May 1, 2023 (inception) through December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$2,094,096	$535,209
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(3,637,871)	(816,524)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	89,231	(108,212)
Accounts payable and accrued expenses	52,724	18,254
Income tax payable	760,469	170,649
Franchise tax payable	51,622	14,378
Due to related party	3,951	-
Due to related party - administrative fee	1,290	28,710
Net cash used in operating activities	(584,488)	(157,536)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	-	(69,690,000)
Cash withdrawn from Trust Account to pay taxes	1,029,040	-
Net cash provided by (used in) investing activities	1,029,040	(69,690,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	-	25,000
Proceeds from sale of public units	-	69,000,000
Proceeds from sale of Private Placements units	-	2,530,450
Proceeds from promissory note - related party	-	300,000
Proceeds from promissory note	500,000	-
Proceeds from due to related party	-	85,000
Repayment of due to related party	-	(85,000)
Repayment of promissory note - related party	-	(300,000)
Payment of offering costs	-	(1,097,729)
Net cash provided by financing activities	500,000	70,457,721

Net Changes in Cash	944,552	610,185
Cash - Beginning of period	610,185	-
Cash - End of period	$1,554,737	$610,185

Supplemental Disclosure of Non-cash Financing Activities:
Initial classification of common stock subject to possible redemption	$-	$69,690,000
Accretion of additional paid in capital to accumulated deficit	$-	$1,647,476
Remeasurement of common stock subject to possible redemption	$2,816,434	$631,524
Deferred underwriting fee payable	$-	$2,415,000
Supplemental Disclosure of Cash Flow Information:
Income taxes and franchise taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

QUETTA ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Quetta Acquisition Corporation (the “Company” or “Quetta”) is a blank check company incorporated as a Delaware Corporation on May 1, 2023. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company intends to focus on target businesses in Asia.

As of December 31, 2024, the Company had not commenced any operations. All activities from inception through December 31, 2024 are related to the Company’s formation and the initial public offering (“IPO” as defined below) and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. The Company’s sponsor is Yocto Investments LLC (the “Sponsor”), a Delaware limited liability company.

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

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Proposed Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Second Amended and Restated Certificate of Incorporation (the “Second Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 5) (the “Initial Stockholders”) and the underwriters have agreed (a) to vote their Founder Shares, Private Shares (as defined in Note 4), Shares issued as underwriting commissions (see Note 6) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and (b) not to convert any shares (including the Founder Shares) in connection with a stockholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

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

The Company initially has nine months (or 15 months or up to 21 months if it extends such period) from the closing of the IPO to consummate a Business Combination (the “Combination Period”). If the Company anticipates that it may not be able to consummate its initial Business Combination within nine months, it may extend the period of time to consummate a business combination two times by an additional three months each time (for a total of 15 months to complete a business combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $690,000 ($0.10 per Public Share) for each extension, or an aggregate of $1,380,000, on or prior to the date of the applicable deadline.

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

On October 18, 2024, the Company entered into a non-binding letter of intent (“LOI”) with QUAD, regarding a potential business combination (the “Proposed Transaction”). The LOI is non-binding and no agreement providing for any Proposed Transaction or any other transaction or the participation by either party therein will be deemed to exist unless and until definitive agreements have been executed. As a result of the execution of the LOI, the deadline by which the Company must complete its initial business combination has been extended to January 10, 2025.

Quad Global Inc. (“Quad Global”), is a wholly owned subsidiary of the Company and is a Cayman Island exempted company formed on February 5, 2025. It was formed to be the surviving company after the reincorporation merger in connection with a contemplated business combination. It has no principal operations or revenue producing activities.

Quad Group Inc., is a wholly owned subsidiary of the Quad Global and is a Cayman Island exempted company formed on January 28, 2025. It was formed to be the Merger Sub in connection with a contemplated business combination. It has no principal operations or revenue producing activities.

January 2025 Stockholder Meeting

On January 10, 2025, the Company held a special meeting of stockholders (the “January Special Meeting”). During the January Special Meeting, stockholders approved an amendment to the Company’s second amended and restated certificate of incorporation (the “A&R Certificate of Incorporation”) to extend the date by which the Company has to consummate a business combination from January 10, 2025 to October 10, 2026 (36 months from the consummation of the Company’s initial public offering), on a month-by-month basis, up to a total of 21 times, by depositing $60,000 into the Company’s trust account for each such one-month extension.

In connection with the stockholders’ vote at the January Special Meeting, an aggregate of 5,199,297 shares with redemption value of approximately $55,152,224 (approximately $10.61 per share) were tendered for redemption. The Company subsequently deposited $60,000 each time in January 2025 and February 2025 into the Trust Account to extend the date by which the Company can complete an initial business combination to March 10, 2025.

Merger Agreement

On February 14, 2025, Quetta entered into entered into an Agreement and Plan of Merger (the “Merger Agreement”) with KM QUAD, a Cayman Islands company (“KM QUAD”), the parent company of Jiujiang Lida Technology Co., Ltd., a film product design and manufacturer in China. Upon consummation of the transaction contemplated by the Merger Agreement, (i) Quetta will reincorporate by merging with and into Quad Global Inc., a wholly-owned subsidiary of Quetta, and (ii) concurrently with the reincorporation merger, Quad Group Inc., a wholly-owned subsidiary of Quad Global, will be merged with and into KM QUAD, resulting in KM QUAD being a wholly-owned subsidiary of Quad Global. At the effective time of the transaction, KM QUAD’s shareholders and management will receive 30 million ordinary shares of Quad Global. The shares held by certain KM QUAD’s shareholders will be subject to lock-up agreements for a period of six months following the closing of the transaction, subject to certain exceptions.

The aggregate consideration to be paid to KM QUAD shareholders for the Acquisition Merger is $300 million, payable in newly issued purchaser ordinary shares valued at $10.00 per share. The Transaction, which has been approved by the boards of directors of both Quetta and KM QUAD, is subject to regulatory approvals, the approvals by the shareholders of Quetta and KM QUAD, respectively, and the satisfaction of certain other customary closing conditions including the following:

KM QUAD shall bear (i) 50% of the transaction costs incurred by Quetta, excluding any amounts payable at Closing from the Trust Account, provided that QUAD’s obligation to pay such transaction costs incurred by Quetta shall not exceed $500,000 in total; (ii) 50% of the expenses incurred by Quetta in connection with maintaining ongoing public company responsibilities, provided that KM QUAD’s obligation to pay such Public Company Expenses incurred by Quetta shall not exceed $100,000 in total; and (iii) the extension fees of Quetta covering nine extensions over nine months, in the total amount of $540,000. If the Closing does not occur prior to October 10, 2025 due to a delay in obtaining regulatory approvals, Quetta shall be responsible for any extension fees and other related fees incurred by Quetta beyond October 10, 2025 not to exceed $100,000 per month.

Pursuant to the Merger Agreement, on or before February 14, 2025, KM QUAD deposited $250,000, the first installment of the term extension fees to the Company’s bank account in exchange for a promissory note issued by the Company. QUAD shall wire $290,000, the second installment of the extension fees, to the Company’s bank account on or before April 20, 2025 in exchange for a promissory note issued by the Company, provided that the Merger Agreement has not been terminated prior to that date.

Going Concern Consideration

At December 31, 2024, the Company had $1,554,737 in cash and a working capital deficit of $28,329. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. There is no assurance that the Company’s plans to raise capital will be successful. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

The IR Act tax provisions did not have an impact on the Company’s fiscal 2024 and 2023 tax provision as there were redemptions by the public stockholders. During the second quarter 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. Dollars and in conformity the U.S. GAAP and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by the U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.

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

Use of Estimates

In preparing the financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,554,737 and $610,185 in cash as of December 31, 2024 and 2023. The Company did not have any cash equivalents for both fiscal years.

Investment Held in Trust Account

As of December 31, 2024 and 2023, the Company had $73,115,355 and $70,506,524, respectively, in investment held in the Trust Account comprised of money market funds that invest in U.S. government securities.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Share

Net income (loss) per common is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. Remeasurement of carrying value to redemption value of redeemable shares of common stock is excluded from income (losses) per share as the redemption value approximates fair value. At December 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The following table reflects the calculation of basic and diluted net income per common share:

	For the Year Ended December 31, 2024	For the Period From May 1, 2023 (Inception) Through December 31, 2023
Redeemable common stock subject to possible redemption
Numerator:
Net income attributable to redeemable common stock subject to possible redemption	$1,614,976	$297,378
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	6,900,000	2,290,574
Basic and diluted net income per share, redeemable common stock	$0.23	$0.13

Non-redeemable common stock
Numerator:
Net income	$2,094,096	$535,209
Less: Net income attributable to Class A common stock subject to possible redemption	$1,614,976	$297,378
Net income attributable to non-redeemable common stock	$479,120	$237,831
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,047,045	1,831,908
Basic and diluted net income per share, non-redeemable common stock	$0.23	$0.13

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company had uninsured cash of $1,304,737 and $360,185 as of December 31, 2024, and December 31, 2023, respectively. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such an account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. Accordingly, as of December 31, 2024 and 2023, 6,900,000 shares of common stock were presented at redemption value as temporary equity, outside of the stockholder’s equity section of the Company’s balance sheet.

Segment Reporting

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, formation and operational costs and interest earned on investments held in Trust Account which include the accompanying statements of operations.

The key measures of segment profit or loss reviewed by our CODM are interest earned on investments held in Trust Account and formation and operational costs. The CODM reviews interest earned on investments held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operational costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 in the fiscal year 2024 and there was no significant impact.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted ASU 2023-09 in the fiscal year 2024 and there was no significant impact.

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

Note 5 — Related Party Transactions

Founder Shares

On May 17, 2023, the Company issued 1,725,000 shares of common stock to the Initial Stockholders (the “Founder Shares”) for an aggregated consideration of $25,000, or approximately $0.0145 per share. The Initial Stockholders have agreed to forfeit up to 225,000 Founder Shares to the extent that the over-allotment option is not exercised in full so that the Initial Stockholders collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any Public Shares in the IPO and excluding the Private Units). As a result of the underwriters’ full exercise of the over-allotment option on October 11, 2023, no Founder Share were forfeited. As of December 31, 2024 and 2023, 1,725,000 Founder Shares were issued and outstanding.

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

Due to Related Party

The Sponsor paid out of pocket travel expenses related to due diligence and research of prospective target business. As of December 31, 2024 and 2023, $3,951 and $0, respectively, were outstanding. The amount is unsecured, interest-free and due on demand.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of December 31, 2024 and 2023, the Company had no borrowings under the working capital loans.

Administrative Service Agreement

The Company entered into an agreement, commencing on the October 5, 2023 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. The Company accrued $30,000 and $28,710 administrative fees due to the Sponsor in the accompanying balance sheets as of December 31, 2024 and 2023, respectively.

Other

Mr. Michael Lazar, who serves as an independent director of the board beginning October 5, 2023, also is the Chief Executive Officer of Empire Filings, LLC (“Empire”), which is engaged by the Company to provide print and filing services. The Company paid a total of $40,000 for the IPO filings and will pay $1,000 per quarter for ongoing compliance filings. On April 3, 2024, Mr. Michael Lazar resigned from his position as a director of the board. As of December 31, 2024 and 2023, $0 and $1,350 were due to Empire, respectively.

On December 26, 2024, the Company engaged Celine & Partners PLLC (“Celine”) to represent them for all U.S. corporate and securities compliance matters. Celine is controlled by Ms. Celine Chen, who is the wife of Mr. Hui Chen, the Company’s CEO and director. A flat fee of $10,000 per month will be charged for the ongoing 34 Act public reports such as Form 10-Qs, 10-Ks, Form 8-Ks and press releases. For each extension of time to consummate an initial business combination, a fee of $40,000 will be charged for filing the Pre-14A and Def-14A. The Company paid a $50,000 retainer fee during the year ended December 31, 2024.

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

Additionally, the Company issued the underwriters 69,000 shares of common stock for the representative shares, at the closing of the IPO as part of representative compensation. As of December 31, 2024 and 2023, 69,000 representative shares were issued.

Note 7 — Stockholders’ Deficit

Common Stock — The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As a result of the underwriters’ full exercise of the over-allotment option on October 11, 2023, there are no Founder Share subject to forfeiture. As of December 31, 2024 and 2023, there were 2,047,045 shares of common stock issued and outstanding (excluding 6,900,000 shares subject to possible redemption).

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$73,115,355	$73,115,355	-	-

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$70,506,524	$70,506,524	-	-

Note 9 — Income Taxes

The Company’s net deferred tax assets are as follows:

	For the Year Ended December 31, 2024	For the Period From May 1, 2023 (Inception) Through December 31, 2023
Deferred tax asset
Net operating loss carryforward	$-	$-
Startup/Organization Expenses	189,190	34,389
Total deferred tax asset	189,190	34,389
Valuation allowance	(189,190)	(34,389)
Deferred tax asset, net of allowance	$-	$-

The income tax provision consists of the following:

	For the Year Ended December 31, 2024	For the Period From May 1, 2023 (Inception) Through December 31, 2023
Federal
Current	$754,259	$170,649
Deferred	(154,800)	(34,389)
State
Current	$-	$-
Deferred	-	-
Change in valuation allowance	154,800	34,389
Income tax provision	$754,259	$170,649

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

	For the Year Ended December 31, 2024	For the Period From May 1, 2023 (Inception) Through December 31, 2023
Income at U.S. statutory rate	21.00%	21.00%
State taxes, net of federal benefit	0.00%	0.00%
Valuation allowance	5.42%	5.30%
	26.42%	26.30%

As of December 31, 2024 and 2023, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The change in the valuation allowance was $154,800 and $34,389 for the year ended 2024 and the period from May 1, 2023 (inception) through December 31, 2023, respectively.

The provision for U.S. federal income tax was $754,259 and $170,649 for the year ended 2024 and the period from May 1, 2023 (inception) through December 31, 2023, respectively. The Company’s tax return for the year ended 2024 and the period from May 1, 2023 (inception) through December 31, 2023 remain open and subject to examination.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up the date that the financial statement was issued. Based on the review, as further disclosed in the footnotes and except as disclosed below, management did not identify any material subsequent events that require disclosure in the financial statements.

In January 2025, February 2025, and March 2025, the Company made total tax payments of $1,028,284 for the year ended 2024 and the period from May 1, 2023 (inception) through December 31, 2023. Of this amount, $960,350 was for federal income taxes and $67,934 was for franchise taxes.

The Company deposited total extension payments of $180,000 ($60,000 per month) into the Trust Account from January 1, 2025 to March 14, 2025 to extend the date by which the Company can complete an initial business combination to April 10, 2025.

January 2025 Stockholder Meeting

On January 10, 2025, the Company held a special meeting of stockholders (the “January Special Meeting”). During the January Special Meeting, stockholders approved an amendment to the Company’s second amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from January 10, 2025 to October 10, 2026 (36 months from the consummation of the Company’s initial public offering), on a month-by-month basis, up to a total of 21 times, by depositing $60,000 into the Company’s trust account for each such one-month extension.

In connection with the stockholders’ vote at the January Special Meeting, an aggregate of 5,199,297 shares with redemption value of approximately $55,152,224 (approximately $10.61 per share) were tendered for redemption.

Trust Amendment

The Company has until 36 months (or until October 10, 2026) from the closing of the IPO to consummate a Business Combination. In addition, in the event that the Company fails to timely make a payment for any given month during the twenty-one (21) month period the Company elects to make an extension, the Company shall have a period of forty five (45) days to pay any applicable past due payment, which shall be calculated to be equal to the principal of the past due payment, plus any accrued but unpaid interest in the amount of three percent (3%) (the “Cure Period”). If the Company fails to make any applicable past due payment during the Cure Period, then the Company shall immediately cease all operations, except for the purpose of winding up, and liquidate and dissolve with the same effect as if the Company failed to complete a business combination within thirty-six (36) months from the consummation of the IPO.

New Subsidiaries

The Company formed two subsidiaries in connection with a contemplated business combination:

Quad Global Inc. (“Quad Global”), is a wholly owned subsidiary of the Company and is a Cayman Island exempted company formed on February 5, 2025. It was formed to be the surviving company after the reincorporation merger in connection with a contemplated business combination. It has no principal operations or revenue producing activities.

Quad Group Inc., is a wholly owned subsidiary of the Quad Global and is a Cayman Island exempted company formed on January 28, 2025. It was formed to be the Merger Sub in connection with a contemplated business combination. It has no principal operations or revenue producing activities.

Merger Agreement

On February 14, 2025, Quetta entered into entered into an Agreement and Plan of Merger (the “Merger Agreement”) with KM QUAD, the parent company of Jiujiang Lida Technology Co., Ltd., a film product design and manufacturer in China. Upon consummation of the transaction contemplated by the Merger Agreement, (i) Quetta will reincorporate by merging with and into Quad Global Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Quetta (“Quad Global”), and (ii) concurrently with the reincorporation merger, Quad Group Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Quad Global, will be merged with and into KM QUAD, resulting in KM QUAD being a wholly-owned subsidiary of Quad Global. At the effective time of the transaction, KM QUAD’s shareholders and management will receive 30 million ordinary shares of Quad Global. The shares held by certain KM QUAD’s shareholders will be subject to lock-up agreements for a period of six months following the closing of the transaction, subject to certain exceptions.

The aggregate consideration to be paid to KM QUAD shareholders for the Acquisition Merger is $300 million, payable in newly issued purchaser ordinary shares valued at $10.00 per share. The Transaction, which has been approved by the boards of directors of both Quetta and KM QUAD, is subject to regulatory approvals, the approvals by the shareholders of Quetta and KM QUAD, respectively, and the satisfaction of certain other customary closing conditions.

KM QUAD shall bear (i) 50% of the transaction costs incurred by Quetta, excluding any amounts payable at Closing from the Trust Account, provided that KM QUAD’s obligation to pay such transaction costs incurred by Quetta shall not exceed $500,000 in total; (ii) 50% of the expenses incurred by Quetta in connection with maintaining ongoing public company responsibilities, provided that KM QUAD’s obligation to pay such Public Company Expenses incurred by Quetta shall not exceed $100,000 in total; and (iii) the extension fees of Quetta covering nine extensions over nine months, in the total amount of $540,000. If the Closing does not occur prior to October 10, 2025 due to a delay in obtaining regulatory approvals, Quetta shall be responsible for any extension fees and other related fees incurred by Quetta beyond October 10, 2025 not to exceed $100,000 per month.

Pursuant to the Merger Agreement, on or before February 14, 2025, KM QUAD deposited $250,000, the first installment of the term extension fees to the Company’s bank account in exchange for a promissory note issued by the Company. KM QUAD shall wire $290,000, the second installment of the extension fees, to the Company’s bank account on or before April 20, 2025 in exchange for a promissory note issued by the Company, provided that the Merger Agreement has not been terminated prior to that date.

