Form 10-Q
period 2025-03-31
Quetta Acquisition Corp
filed 2025-05-02
CIK 1978528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File No. 001-41832

Quetta Acquisition Corporation

(Exact name of registrant as specified in its charter)

Delaware	93-1358026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1185 Avenue of the Americas, Suite 304, New York, NY 10036

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

As of May 2, 2025, there were 3,747,748 shares of the registrant’s common stock, including shares of common stock underlying the units, $0.0001 par value per share, issued and outstanding.

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

QUETTA ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$243,921	$1,554,737
Prepaid expenses and other assets	46,445	18,981
Total Current Assets	290,366	1,573,718

Investments held in Trust Account	18,417,128	73,115,355
Total Assets	$18,707,494	$74,689,073

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Due to related party - administrative fee	$10,000	$30,000
Due to related party	-	3,951
Accounts payable and accrued expenses	170,794	70,978
Franchise tax payable	8,066	66,000
Income tax payable	27,503	931,118
Excise tax payable	551,522	-
Promissory note – KM QUAD	750,000	500,000
Total Current Liabilities	1,517,885	1,602,047

Deferred underwriting fee payable	2,415,000	2,415,000
Total Liabilities	3,932,885	4,017,047

Commitments and Contingencies
Common stock subject to possible redemption, $0.0001 par value; 20,000,000 shares authorized; 1,700,703 and 6,900,000 shares issued and outstanding at redemption value of $10.80 and $10.60 as of March 31, 2025 and December 31, 2024, respectively	18,372,996	73,137,958

Stockholders’ Deficit
Common stock, $0.0001 par value; 20,000,000 shares authorized; 2,047,045 shares issued and outstanding (excluding 1,700,703 and 6,900,000 shares subject to possible redemption as of March 31, 2025 and December 31, 2024, respectively)	204	204
Accumulated deficit	(3,598,591)	(2,466,136)
Total Stockholders’ Deficit	(3,598,387)	(2,465,932)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$18,707,494	$74,689,073

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUETTA ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Formation and operational costs	$377,102	$77,029
Related party administrative fees	30,000	30,000
Franchise tax expense	10,000	16,200
Loss from operations	(417,102)	(123,229)

Other income:
Interest income	6,169	6,283
Interest earned on investments held in Trust Account	273,997	919,706
Income (loss) before income taxes	(136,936)	802,760

Provision for income taxes	(56,735)	(191,056)
Net income (loss)	$(193,671)	$611,704

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	2,278,403	6,900,000
Basic and diluted net income (loss) per share, redeemable common stock	$(0.04)	$0.07

Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,047,045	2,047,045
Basic and diluted net income (loss) per share, non-redeemable common stock	$(0.04)	$0.07

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUETTA ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three Month Ended March 31, 2025

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance–December 31, 2024	2,047,045	$204	$-	$(2,466,136)	$(2,465,932)
Remeasurement of common stock subject to possible redemption	-	-	-	(207,262)	(207,262)
Extension fees attributable to common stock subject to redemption	-	-	-	(180,000)	(180,000)
Excise tax imposed on common stock redemptions	-	-	-	(551,522)	(551,522)
Net loss	-	-	-	(193,671)	(193,671)
Balance–March 31, 2025	2,047,045	$204	$-	$(3,598,591)	$(3,598,387)

For the Three Month Ended March 31, 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance–December 31, 2023	2,047,045	$204	$-	$(1,743,798)	$(1,743,594
Remeasurement of common stock subject to possible redemption	-	-	-	(711,273)	(711,273)
Net income	-	-	-	611,704	611,704
Balance–March 31, 2024	2,047,045	$204	$-	$(1,843,367)	$(1,843,163)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUETTA ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$(193,671)	$611,704
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(273,997)	(919,706)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(27,464)	23,352
Accounts payable and accrued expenses	99,816	17,400
Income tax payable	(903,615)	191,056
Franchise tax payable	(57,934)	1,822
Due to related party	(3,951)	-
Due to related party - administrative fee	(20,000)	30,000
Net cash used in operating activities	(1,380,816)	(44,372)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(180,000)	-
Cash withdrawn from Trust Account to pay redeemed public stockholders	55,152,224	-
Net cash provided by investing activities	54,972,224	-

Cash Flows from Financing Activities:
Payment to redeemed public stockholders	(55,152,224)	-
Proceeds from promissory note - KM QUAD	250,000	-
Net cash used in financing activities	(54,902,224)	-

Net Changes in Cash	(1,310,816)	(44,372)
Cash - Beginning of period	1,554,737	610,185
Cash - End of period	$243,921	$565,813

Supplemental Disclosure of Non-cash Financing Activities:
Extension fees attributable to common stock subject to redemption	$180,000	$-
Excise tax imposed on common stock redemptions	$551,522	$-
Remeasurement of common stock subject to possible redemption	$207,262	$711,273

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUETTA ACQUISITION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2025, the Company had not commenced any operations. All activities through March 31, 2025 are related to the Company’s formation and the initial public offering (“IPO” as defined below) and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. The Company’s sponsor is Yocto Investments LLC (the “Sponsor”), a Delaware limited liability company.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 5) (the “Initial Stockholders”) and the underwriters have agreed (a) to vote their Founder Shares, Private Shares (as defined in Note 4), Shares issued as underwriting commissions (see Note 6) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and (b) not to convert any shares (including the Founder Shares) in connection with a stockholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

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

On February 5, 2025, Quad Global Inc. (“Quad Global”), is a wholly owned subsidiary of the Company and a Cayman Island exempted company, was formed to be the surviving company after the reincorporation merger in connection with a contemplated business combination. It has no principal operations or revenue producing activities.

On January 28, 2025, Quad Group Inc., is a wholly owned subsidiary of the Quad Global and a Cayman Island exempted company, was formed to be the Merger Sub in connection with a contemplated business combination. It has no principal operations or revenue producing activities.

Merger Agreement

On February 14, 2025, Quetta entered into entered into an Agreement and Plan of Merger (the “Merger Agreement”) with KM QUAD, a Cayman Islands company (“KM QUAD”), the parent company of Jiujiang Lida Technology Co., Ltd., a film product design and manufacturer in China. Upon consummation of the transaction contemplated by the Merger Agreement, (i) Quetta will reincorporate by merging with and into Quad Global, and (ii) concurrently with the reincorporation merger, Quad Group Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Quad Global, will be merged with and into KM QUAD, resulting in KM QUAD being a wholly-owned subsidiary of Quad Global. At the effective time of the transaction, KM QUAD’s shareholders and management will receive 30 million ordinary shares of Quad Global. The shares held by certain KM QUAD’s shareholders will be subject to lock-up agreements for a period of six months following the closing of the transaction, subject to certain exceptions.

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

Pursuant to the Merger Agreement, on or before February 14, 2025, KM QUAD deposited $250,000, the first installment of the term extension fees to the Company’s bank account in exchange for a promissory note issued by the Company. QUAD deposited $290,000, the second installment of the extension fees, to the Company’s bank account on or before April 20, 2025 in exchange for a promissory note issued by the Company, provided that the Merger Agreement has not been terminated prior to that date. As of May 1, 2025, KM QUAD has not deposited the second installment of $290,000.

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

In connection with the stockholders’ vote at the January Special Meeting, an aggregate of 5,199,297 shares with redemption value of approximately $55,152,224 (approximately $10.61 per share) were tendered for redemption. The Company subsequently deposited $60,000 each time from January 2025 to April 2025 into the Trust Account to extend the date by which the Company can complete an initial business combination to May 10, 2025.

Going Concern Consideration

As of March 31, 2025, the Company had $243,921 in cash and a working capital deficit of $1,227,519. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. There is no assurance that the Company’s plans to raise capital will be successful. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including rising trade tensions between the U.S. and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide.

As a result of these circumstances and the ongoing Russia/Ukraine, Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The IR Act tax provisions had an impact on the Company’s tax provisions for the three months ended March 31, 2025 as there were redemptions by the public stockholders in January 2025. As a result, the Company recorded an excise tax liability of $551,522 as of March 31, 2025. The Company has not filed its 2025 excise tax return and remitted excise tax payment. The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 8% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid until paid in full.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on April 7, 2025. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025 or for any future periods.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $243,921 and $1,554,737 in cash and none in cash equivalents as of March 31, 2025 and December 31, 2024, respectively.

Investments Held in Trust Account

As of March 31, 2025 and December 31, 2024, the Company had $18,417,128 and $73,115,355, respectively, in investments held in the Trust Account comprised of money market funds that invest in U.S. government securities.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 or December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was $56,735 and $191,056 for the three months ended March 31, 2025 and 2024, respectively.

Net Income (Loss) Per Common Share

Net income (loss) per common is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. At March 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	For the Three Months Ended March 31,
	2025	2024
Redeemable common stock subject to possible redemption
Numerator:
Net income (loss) attributable to redeemable common stock subject to possible redemption	$(102,015)	$471,749
Denominator: Weighted average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	2,278,403	6,900,000
Basic and diluted net income (loss) per share, redeemable common stock	$(0.04)	$0.07

Non-redeemable common stock
Numerator:
Net income (loss)	$(193,671)	$611,704
Less: Net income (loss) attributable to common stock subject to possible redemption	$(102,015)	$471,749
Net income (loss) attributable to non-redeemable common stock	$(91,656)	$139,955
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,047,045	2,047,045
Basic and diluted net income (loss) per share, non-redeemable common stock	$(0.04)	$0.07

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. Accordingly, as of March 31, 2025 and December 31, 2024, 1,700,703 and 6,900,000 shares of common stock, respectively, were presented at redemption value as temporary equity, outside of the stockholder’s equity section of the Company’s balance sheet.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, formation and operational costs and interest earned on investments held in Trust Account which include the accompanying statements of operations.

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

Note 5 — Related Party Transactions

Founder Shares

On May 17, 2023, the Company issued 1,725,000 shares of common stock to the Initial Stockholders (the “Founder Shares”) for an aggregated consideration of $25,000, or approximately $0.0145 per share. The Initial Stockholders have agreed to forfeit up to 225,000 Founder Shares to the extent that the over-allotment option is not exercised in full so that the Initial Stockholders collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any Public Shares in the IPO and excluding the Private Units). As a result of the underwriters’ full exercise of the over-allotment option on October 11, 2023, no Founder Share were forfeited. As of March 31, 2025 and December 31, 2024, 1,725,000 Founder Shares were issued and outstanding.

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

Due to Related Party

The Sponsor paid out of pocket travel expenses related to due diligence and research of prospective target business. As of March 31, 2025 and December 31, 2024, $0 and $3,951, respectively, were outstanding. The amount is unsecured, interest-free and due on demand.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of March 31, 2025 and December 31, 2024, the Company had no borrowings under the working capital loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on October 5, 2023 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. The Company accrued $10,000 and $30,000 administrative fees due to the Sponsor in the accompanying balance sheets as of March 31, 2025 and December 31, 2024, respectively.

Other

On December 26, 2024, the Company engaged Celine & Partners PLLC (“Celine”) to represent them for all U.S. corporate and securities compliance matters. Celine is controlled by Ms. Celine Chen, who is the wife of Mr. Hui Chen, the Company’s CEO and director. A flat fee of $10,000 per month is charged for the ongoing public reports such as Form 10-Qs, 10-Ks, Form 8-Ks and press releases. For each extension of time to consummate an initial business combination, a fee of $40,000 will be charged for filing the Pre-14A and Def-14A. The Company paid $70,000 legal fees to Celine for the three months ending March 31, 2025.

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

Additionally, the Company issued the underwriters 69,000 shares of common stock for the representative shares, at the closing of the IPO as part of representative compensation. As of March 31, 2025 and December 31, 2024, 69,000 representative shares were issued and outstanding.

Note 7 — Stockholders’ Deficit

Common Stock — The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As a result of the underwriters’ full exercise of the over-allotment option on October 11, 2023, there are no Founder Share subject to forfeiture. As of March 31, 2025 and December 31, 2024 there were 2,047,045 shares of common stock issued and outstanding (excluding 1,700,703 and 6,900,000 shares subject to possible redemption as of March 31, 2025 and December 31, 2024, respectively).

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$18,417,128	$18,417,128	-	-

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$73,115,355	$73,115,355	-	-

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up the date that the financial statement was issued. Based on the review, as further disclosed in the footnotes and except as disclosed below, management did not identify any material subsequent events that require disclosure in the financial statement.

On April 9, 2025, the Company deposited an extension payment of $60,000 into the Trust Account to extend the date by which the Company can complete an initial business combination to May 10, 2025.

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

Overview

We are a blank check company incorporated in Delaware on May 1, 2023. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to herein as our “initial business combination.” Our efforts to identify a prospective target business are not limited to any particular industry or geographic region, although we intend to focus on target businesses in Asia that operate in the financial technology sector. We intend to utilize cash derived from the proceeds of our initial public offering (“IPO” as defined below) and the private placement of Private Units, our securities, debt or a combination of cash, securities and debt, in effecting our initial business combination.

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

Redemption

In connection with the stockholders’ vote at the January Special Meeting of stockholders held by the Company on January 10, 2025, 5,199,297 shares were tendered for redemption. As a result, approximately $55,152,224 (approximately $10.608 per share) were removed from the Company’s trust account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company, since that date. As a result, approximately $18,040,430 remained in the trust account. Following the redemptions, the Company has 3,747,748 ordinary shares outstanding.

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

The Company has completed an initial payment of $60,000 pursuant to the Amendment to the Investment Management Trust Agreement and such initial payment has been deposited into the Company’s trust account to extend the time the Company has to complete a business combination until February 10, 2025. Subsequently, the Company deposited $60,000 each time from February 2025 and April 2025 into the trust account to extend the time the Company has to complete a business combination until May 10, 2025.

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

Pursuant to the Merger Agreement, on or before February 14, 2025, KM QUAD deposited $250,000, the first installment of the term extension fees to the Company’s bank account in exchange for a promissory note issued by the Company. KM QUAD shall wire $290,000, the second installment of the extension fees, to the Company’s bank account on or before April 20, 2025 in exchange for a promissory note issued by the Company, provided that the Merger Agreement has not been terminated prior to that date. As of May 1, 2025, KM QUAD has not deposited the second installment of $290,000.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our activities from May 1, 2023 (inception) through March 31, 2025 were organizational activities and those necessary to prepare for our IPO, which is described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on investments held in trust account after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2025, we had net loss of $193,671, which consisted of general and administrative expenses of $377,102, related party administrative fees of $30,000, franchise tax expense of $10,000 and income tax expense of $56,735, partially offset by interest income of $280,166.

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

As of March 31, 2025, the Company had cash of $243,921 and a working capital deficit of $1,227,519.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Administrative Services Agreement

We have entered into an administrative services agreement pursuant to which we will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. For the three months ended March 31, 2025, the Company has incurred $30,000 in related party fees for the services provided by the Sponsor under this agreement.

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

Promissory Note in Connection with Extension Payments

In the event that the closing of the KM QUAD Business Combination does not occur by February 10, 2025, the Company shall have the right to extend the time to complete the KM QUAD Business Combination up to twenty-one (21) times for one month each time until October 10, 2026. QUAD shall be responsible for the extension fees covering nine extensions over nine months, in total amount of $540,000.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2025, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective at a reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A total of $69,690,000 of the proceeds from the IPO and the sale of the Private Placement Units were placed in a trust account established for the benefit of the Company’s public shareholders. We paid a total of $1,380,000 underwriting discounts and commissions and $1,097,729 for other offering costs and expenses (excluding $690,000 of representative shares at fair value) related to the Initial Public Offering. In addition, the underwriters agreed to defer $2,415,000 in underwriting discounts and commissions. The underwriters reimbursed $690,000 to us for the IPO related expenses.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

On January 10, 2025, the Company held a special meeting of stockholders (the “January Special Meeting”). During the January Special Meeting, stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation, (ii) an amendment to the Company’s Investment Management Trust Agreement dated October 5, 2023 and (iii) a proposal to include any entity with its principal business operations in the geographical regions of China, Hong Kong, and Macau in the Company’s acquisition criteria in its search for a prospective target business for its business combination. In connection with the stockholders’ vote at the January Special Meeting, 5,199,297 shares were tendered for redemption. As a result, approximately $55,152,224 (approximately $10.608 per share) were removed from the Company’s trust account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company, since that date. As a result, approximately $18,040,430 will remain in the trust account. Following the redemptions, the Company has 3,747,748 ordinary shares outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUETTA ACQUISITION CORPORATION

Date: May 2, 2025	By:	/s/ Hui Chen
	Name:	Hui Chen
	Title:	Chairperson, Chief Executive Officer
(Principal Executive Officer)

