Form 10-Q
period 2025-09-30
Quetta Acquisition Corp
filed 2025-11-14
CIK 1978528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, there were 3,747,748 shares of the registrant’s common stock, including shares of common stock underlying the units, $0.0001 par value per share, issued and outstanding.

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

QUETTA ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$9,068	$1,554,737
Prepaid expenses and other assets	43,249	18,981
Prepaid franchise and income taxes	17,298	-
Total Current Assets	69,615	1,573,718

Investments held in Trust Account	18,933,453	73,115,355
Total Assets	$19,003,068	$74,689,073

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Due to related party - administrative fee	$30,000	$30,000
Due to related party	100,000	3,951
Accounts payable and accrued expenses	634,739	70,978
Franchise tax payable	-	66,000
Income tax payable	-	931,118
Excise tax payable	551,522	-
Promissory note –related party	100,000	-
Promissory note – KM QUAD	1,040,000	500,000
Total Current Liabilities	2,456,261	1,602,047

Deferred underwriting fee payable	2,415,000	2,415,000
Total Liabilities	4,871,261	4,017,047

Commitments and Contingencies
Common stock subject to possible redemption, $0.0001 par value; 20,000,000 shares authorized; 1,700,703 and 6,900,000 shares issued and outstanding at redemption value of $11.18 and $10.60 as of September 30, 2025 and December 31, 2024, respectively	19,015,323	73,137,958

Stockholders’ Deficit
Common stock, $0.0001 par value; 20,000,000 shares authorized; 2,047,045 shares issued and outstanding (excluding 1,700,703 and 6,900,000 shares subject to possible redemption as of September 30, 2025 and December 31, 2024, respectively)	204	204
Accumulated deficit	(4,883,720)	(2,466,136)
Total Stockholders’ Deficit	(4,883,516)	(2,465,932)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,003,068	$74,689,073

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUETTA ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Formation and operation costs	$144,254	$99,012	$1,245,355	$326,266
Related Party Administrative Fees	30,000	30,000	90,000	90,000
Franchise tax expenses	19,880	16,500	40,080	50,177
Loss from operations	(194,134)	(145,512)	(1,375,435)	(466,443)

Other Income:
Interest income	693	3,527	8,253	14,639
Interest earned on investments held in Trust Account	195,644	940,715	662,006	2,790,337
Income (loss) before income taxes	2,203	798,730	(705,176)	2,338,533

Provision for income taxes	(37,056)	(194,826)	(131,298)	(578,508)
Net income (loss)	$(34,853)	$603,904	$(836,474)	$1,760,025

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	1,700,703	6,900,000	1,891,153	6,900,000
Basic and diluted net income (loss) per share, redeemable common stock	$(0.01)	$0.07	$(0.21)	$0.20

Basic and diluted weighted average shares outstanding, common stock	2,047,045	2,047,045	2,047,045	2,047,045
Basic and diluted net income (loss) per share, non redeemable common stock	$(0.01)	$0.07	$(0.21)	$0.20

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUETTA ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three and Nine Months ended in September 30, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance–December 31, 2024	2,047,045	$204	$-	$(2,466,136)	$(2,465,932)
Remeasurement of common stock subject to possible redemption	-	-	-	(207,262)	(207,262)
Extension fees attributable to common stock subject to redemption	-	-	-	(180,000)	(180,000)
Excise tax imposed on common stock redemptions	-	-	-	(551,522)	(551,522)
Net loss	-	-	-	(193,671)	(193,671)
Balance–March 31, 2025	2,047,045	$204	$-	$(3,598,591)	$(3,598,387)
Remeasurement of common stock subject to possible redemption	-	-	-	(143,618)	(143,618)
Extension fees attributable to common stock subject to redemption	-	-	-	(180,000)	(180,000)
Net loss	-	-	-	(607,950)	(607,950)
Balance–June 30, 2025	2,047,045	$204	$-	$(4,530,159)	$(4,529,955)
Remeasurement of common stock subject to possible redemption	-	-	-	(138,708)	(138,708)
Extension fees attributable to common stock subject to redemption	-	-	-	(180,000)	(180,000)
Net loss	-	-	-	(34,853)	(34,853)
Balance–September 30, 2025	2,047,045	$204	$-	$(4,883,720)	$(4,883,516)

For the Three and Nine Months ended in September 30, 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance–December 31, 2023	2,047,045	$204	$-	$(1,743,798)	$(1,743,594
Remeasurement of common stock subject to possible redemption	-	-	-	(711,273)	(711,273)
Net income	-	-	-	611,704	611,704
Balance–March 31, 2024	2,047,045	$204	$-	$(1,843,367)	$(1,843,163)
Remeasurement of common stock subject to possible redemption	-	-	-	(720,990)	(720,990)
Net income	-	-	-	544,417	544,417
Balance–June 30, 2024	2,047,045	$204	$-	$(2,019,940)	$(2,019,736)
Remeasurement of common stock subject to possible redemption	-	-	-	(729,389)	(729,389)
Net income	-	-	-	603,904	603,904
Balance–September 30, 2024	2,047,045	$204	$-	$(2,145,425)	$(2,145,221)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUETTA ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$(836,474)	$1,760,025
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(662,006)	(2,790,337)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(24,268)	49,806
Prepaid franchise and income taxes	(17,298)	-
Accounts payable and accrued expenses	563,761	56,150
Income tax payable	(931,118)	578,508
Franchise tax payable	(66,000)	34,622
Due to related party	96,049	19,110
Due to related party - administrative fee	-	11,290
Net cash used in operating activities	(1,877,354)	(280,826)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay redeemed public stockholders	55,152,224	-
Cash deposited into Trust Account for term extensions	(540,000)	-
Cash withdrawn from Trust Account to pay taxes	231,685	-
Net cash provided by investing activities	54,843,909	-

Cash Flows from Financing Activities:
Payment to redeemed public stockholders	(55,152,224)	-
Proceeds from promissory note - related party	100,000	-
Proceeds from promissory note - KM QUAD	540,000	-
Net cash used in financing activities	(54,512,224)	-

Net Changes in Cash	(1,545,669)	(280,826)
Cash - Beginning of period	1,554,737	610,185
Cash - End of period	$9,068	$329,359

Supplemental Disclosure of Non-cash Financing Activities:
Extension fees attributable to common stock subject to redemption	$540,000	$-
Excise tax imposed on common stock redemptions	$551,522	$-
Remeasurement of common stock subject to possible redemption	$489,588	$2,161,652

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

As of September 30, 2025, the Company had not commenced any operations. All activities through September 30, 2025, are related to the Company’s formation and the initial public offering (“IPO” as defined below) and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. The Company’s sponsor is Yocto Investments LLC (the “Sponsor”), a Delaware limited liability company.

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

In connection with the stockholders’ vote at the January Special Meeting, an aggregate of 5,199,297 shares with redemption value of approximately $55,152,224 (approximately $10.61 per share) were tendered for redemption. The Company subsequently deposited $60,000 each time from January 2025 to November 2025 into the Trust Account to extend the date by which the Company can complete an initial business combination to December 10, 2025.

Going Concern Consideration

As of September 30, 2025, the Company had $9,068 in cash and a working capital deficit of $2,386,646. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. There is no assurance that the Company’s plans to raise capital will be successful. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

The IR Act tax provisions had an impact on the Company’s tax provisions for the three months ended September 30, 2025 as there were redemptions by the public stockholders in January 2025. As a result, the Company recorded an excise tax liability of $551,522 as of September 30, 2025. The Company has not filed its 2025 excise tax return and remitted excise tax payment. The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 8% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid until paid in full.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on April 7, 2025. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $9,068 and $1,554,737 in cash and none in cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

Investments Held in Trust Account

As of September 30, 2025 and December 31, 2024, the Company had $18,933,453 and $73,115,355, respectively, in investments held in the Trust Account comprised of money market funds that invest in U.S. government securities.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits or accrued for interest and penalties. The Company had prepaid income taxes of $14,563 and $0 as of September 30, 2025 and December 31, 2024, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was $37,056 and $131,298 for the three and nine months ended September 30, 2025, respectively; and $194,826 and $578,508 for the three and nine months ended September 30, 2024, respectively.

Net Income (Loss) Per Common Share

Net income (loss) per common is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. At September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024
Redeemable common stock subject to possible redemption
Numerator:
Net income (loss) attributable to redeemable common stock subject to possible redemption	$(15,816)	$465,733
Denominator: Weighted average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	1,700,703	6,900,000
Basic and diluted net income (loss) per share, redeemable common stock	$(0.01)	$0.07

Non-redeemable common stock
Numerator:
Net income (loss)	$(34,853)	$603,904
Less: Net income (loss) attributable to common stock subject to possible redemption	$(15,816)	$465,733
Net income (loss) attributable to non-redeemable common stock	$(19,037)	$138,171
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,047,045	2,047,045
Basic and diluted net income (loss) per share, non-redeemable common stock	$(0.01)	$0.07

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Redeemable common stock subject to possible redemption
Numerator:
Net income (loss) attributable to redeemable common stock subject to possible redemption	$(401,681)	$1,357,339
Denominator: Weighted average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	1,891,153	6,900,000
Basic and diluted net income (loss) per share, redeemable common stock	$(0.21)	$0.20

Non-redeemable common stock
Numerator:
Net income (loss)	$(836,474)	$1,760,025
Less: Net income (loss) attributable to common stock subject to possible redemption	$(401,681)	$1,357,339
Net income (loss) attributable to non-redeemable common stock	$(434,793)	$402,686
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,047,045	2,047,045
Basic and diluted net income (loss) per share, non-redeemable common stock	$(0.21)	$0.20

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. Accordingly, as of September 30, 2025 and December 31, 2024, 1,700,703 and 6,900,000 shares of common stock, respectively, were presented at redemption value as temporary equity, outside of the stockholder’s equity section of the Company’s balance sheet.

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

Note 5 — Related Party Transactions

Founder Shares

On May 17, 2023, the Company issued 1,725,000 shares of common stock to the Initial Stockholders (the “Founder Shares”) for an aggregated consideration of $25,000, or approximately $0.0145 per share. The Initial Stockholders have agreed to forfeit up to 225,000 Founder Shares to the extent that the over-allotment option is not exercised in full so that the Initial Stockholders collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any Public Shares in the IPO and excluding the Private Units). As a result of the underwriters’ full exercise of the over-allotment option on October 11, 2023, no Founder Share were forfeited. As of September 30, 2025 and December 31, 2024, 1,725,000 Founder Shares were issued and outstanding.

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

Due to Related Party

The Sponsor paid out of pocket travel expenses related to due diligence and research of prospective target business. As of September 30, 2025 and December 31, 2024, $100,000 and $3,951, respectively, were outstanding. The amount is unsecured, interest-free and due on demand.

Promissory Note — Related Party

On August 7, 2025, the Sponsor agreed to loan the Company up to an aggregate amount of $100,000 to be used, in part, for working capital and transaction costs incurred in connection with the business combination (the “Promissory Note”). As of September 30, 2025, $100,000 was outstanding under the Promissory Note. The Promissory Note is unsecured, interest-free and due on the earlier date of (i) consummation of the Business Combination, (ii) a breach by the Company of any its obligations under the Promissory Note, (iii) the termination of the proposed Business Combination, or (iv) expiration of the Combination Period.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of September 30, 2025 and December 31, 2024, the Company had no borrowings under the working capital loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on October 5, 2023 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. The Company accrued $30,000 and $30,000 administrative fees due to the Sponsor on the accompanying balance sheets as of September 30, 2025 and December 31, 2024, respectively.

Other

On December 26, 2024, the Company engaged Celine & Partners PLLC (“Celine”) to represent them for all U.S. corporate and securities compliance matters. Celine is controlled by Ms. Celine Chen, who is the wife of Mr. Hui Chen, the Company’s CEO and director. A flat fee of $10,000 per month is charged for the ongoing public reports such as Form 10-Qs, 10-Ks, Form 8-Ks and press releases. For each extension of time to consummate an initial business combination, a fee of $40,000 is charged for filing the Pre-14A and Def-14A. For the nine months ending September 30, 2025, the Company incurred and paid $110,000 in legal fees payable to Celine, with no outstanding balance as of September 30, 2025 and December 31, 2024.

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

Note 7 — Stockholders’ Deficit

Common Stock — The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As a result of the underwriters’ full exercise of the over-allotment option on October 11, 2023, there are no Founder Share subject to forfeiture. As of September 30, 2025 and December 31, 2024 there were 2,047,045 shares of common stock issued and outstanding (excluding 1,700,703 and 6,900,000 shares subject to possible redemption as of September 30, 2025 and December 31, 2024, respectively).

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$18,933,453	$18,933,453	-	-

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$73,115,355	$73,115,355	-	-

Note 9 — Promissory Note – KM QUAD

In November 2024, February 2025 and May 2025, the Company issued an unsecured promissory note in the aggregate principal amount of $500,000, $250,000 and $290,000, respectively (collectively the “KM QUAD Notes”) to KM QUAD in connection with the Business Combination. The KM QUAD Notes are unsecured, interest-free and due on the earlier date of (i) consummation of the Business Combination, (ii) a breach by the Company of any its obligations under the KM QUAD Notes, (iii) the termination of the proposed Business Combination, or (iv) expiration of the Combination Period (as defined in the KM QUAD Notes). KM QUAD will have the right to convert all or any part of the outstanding and unpaid amount of the KM QUAD Notes into shares of common stock, or other securities, at $10 per share upon the consummation of the Business Combination. As of September 30, 2025 and December 31, 2024, $1,040,000 and $500,000 were outstanding under the KM QUAD Notes.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Based on this review, other than as disclosed below, management did not identify any events or transactions that would require adjustment to, or disclosure in, the accompanying financial statements.

On October 8, 2025 and November 7, 2025, the Company deposited $60,000 each time into the Trust Account to extend the date by which the Company can complete an initial business combination to December 10, 2025.

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

In connection with the stockholders’ vote at the January Special Meeting, an aggregate of 5,199,297 shares with redemption value of approximately $55,152,224 (approximately $10.61 per share) were tendered for redemption. The Company subsequently deposited $60,000 each time from January 2025 to November 2025 into the Trust Account to extend the date by which the Company can complete an initial business combination to December 10, 2025.

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

The Company has completed an initial payment of $60,000 pursuant to the Amendment to the Investment Management Trust Agreement and such initial payment has been deposited into the Company’s trust account to extend the time the Company has to complete a business combination until February 10, 2025. Subsequently, the Company deposited $60,000 each time from February 2025 to November 2025 into the trust account to extend the time the Company has to complete a business combination until December 10, 2025.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our activities from May 1, 2023 (inception) through September 30, 2025 were organizational activities and those necessary to prepare for our IPO, which is described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on investments held in trust account after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2025, we had net loss of $34,853, which consisted of general and administrative expenses of $144,254 , related party administrative fees of $30,000, franchise tax expense of $19,880 and income tax expense of $37,056, partially offset by interest income of $196,337.

For the nine months ended September 30, 2025, we had net loss of $836,474, which consisted of general and administrative expenses of $1,245,355 , related party administrative fees of $90,000, franchise tax expense of $40,080 and income tax expense of $ 131,298, partially offset by interest income of $670,259.

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

As of September 30, 2025, the Company had cash of $9,068 and a working capital deficit of $2,386,646.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Administrative Services Agreement

We have entered into an administrative services agreement pursuant to which we will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. The Company accrued $30,000 and $30,000 administrative fees due to the Sponsor on the accompanying balance sheets as of September 30, 2025 and December 31, 2024, respectively.

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

On or before February 14, 2025, KM QUAD wired the first installment of the prepaid extension fees, in the amount of $250,000, to the Company’s designated bank account in exchange for a promissory note issued by the Company. KM QUAD subsequently wired the second installment of the prepaid extension fees, in the amount of $290,000, to the Company’s designated bank account on or before April 20, 2025 in exchange for a promissory note issued by the Company. If the closing of the KM QUAD Business Combination does not occur prior to October 10, 2025 due to a delay in obtaining CSRC approvals, KM QUAD shall be responsible for any extension fees and other related fees incurred by the Company beyond October 10, 2025 not to exceed $100,000 per month. If the closing of the KM QUAD Business Combination or termination of the Agreement occurs prior to October 10, 2025, the Company shall return the remaining balance of the prepaid extension fees, if any, to KM QUAD on a pro rata basis. Alternatively, at the closing of the KM QUAD Business Combination, the Company shall have the right to convert any prepaid extension fees that were paid and not returned into Purchaser Class A Ordinary Shares at $10.00 per share.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2025, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective at a reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On September 10, 2025, the Company filed a Current Report on Form 8-K disclosing that on September 3, 2025, it received a letter from The Nasdaq Stock Market LLC indicating that the Company no longer satisfied the minimum Market Value of Listed Securities (“MVLS”) requirement of $50 million for continued listing on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A). The Company has 180 calendar days, or until March 2, 2026, to regain compliance. The notification had no immediate effect on the listing or trading of the Company’s securities. The Company intends to monitor its MVLS and consider available options to regain compliance within the applicable period.

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

QUETTA ACQUISITION CORPORATION

Date: November 14, 2025	By:	/s/ Hui Chen
	Name:	Hui Chen
	Title:	Chairperson, Chief Executive Officer
(Principal Executive Officer)

