Form 10-K
period 2025-12-31
Quetta Acquisition Corp
filed 2026-04-23
CIK 1978528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $18,469,635, computed by reference to the closing sales price for the common stocks on June 30, 2025, as reported on The Nasdaq Stock Market LLC.

The number of shares outstanding of the Registrant’s shares of common stock as of April 23, 2026 was 3,747,748, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

QUETTA ACQUISITION CORPORATION

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2025

i

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

Certain disclosures and statements contained in this Annual Report on Form 10-K relate to the KM QUAD Business Combination (as defined below). As previously disclosed in the Company’s Current Reports on Forms 8-K filed on February 14, 2025, on February 14, 2025, the Company entered into a Merger Agreement (the “Merger Agreement”), by and among Quetta Acquisition Corporation, a Delaware corporation (“QETA”), Quad Global Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of QETA (“Purchaser”), Quad Group Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of Purchaser (“Merger Sub,” together with QETA, Purchaser, the “Purchaser Parties”), KM QUAD, a Cayman Islands exempted company (“QUAD”), certain shareholders of QUAD (“Principal Shareholders”), and Mr. Junan Ke, as representative of the Principal Shareholders of QUAD. The Merger Agreement provided that, among other things and upon the terms and subject to the satisfaction of certain customary conditions, the merger would be consummated (the “KM QUAD Business Combination”), in accordance with the terms and conditions as further specified under the section entitled “Initial Business Combination” below. As of December 31, 2025, the KM QUAD Business Combination had not been consummated. Subsequent to December 31, 2025, on January 15, 2026, the parties entered into a Termination Agreement pursuant to which the Merger Agreement was terminated. On March 6, 2026, the Company entered into a Business Combination Agreement with SMART KREATE GROUP LIMITED, an exempted company incorporated under the laws of the Cayman Islands (“PubCo”), SKG Merger Sub 1 Limited, an exempted company incorporated under the laws of the Cayman Islands, SKG Merger Sub 2 Limited, a business company incorporated under the laws of the British Virgin Islands, and Smart Kreate Group Limited, a business company incorporated under the laws of the British Virgin Islands (the “Company” or the “Target”).

ii

PART I

ITEM 1.	BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company,” “Quetta,” “QETA,” and to “we,” “us,” and “our” refer to Quetta Acquisition Corporation.

Introduction

We are a blank check company formed under the laws of the State of Delaware on May 1, 2023 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this report as our initial business combination. Our efforts to identify a prospective target business are not limited to a particular industry or geographic region, although we have historically intended to prioritize the evaluation of businesses in Asia.

On February 14, 2025, we entered into a Merger Agreement in connection with the proposed KM QUAD Business Combination. As of December 31, 2025, the KM QUAD Business Combination had not been consummated. On January 15, 2026, subsequent to December 31, 2025, the parties entered into a Termination Agreement pursuant to which the Merger Agreement was terminated. On March 6, 2026, the Company entered into a Business Combination Agreement with SMART KREATE GROUP LIMITED, SKG Merger Sub 1 Limited, SKG Merger Sub 2 Limited and Smart Kreate Group Limited.

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

Our Sponsor is Yocto Investments LLC, which is controlled by Ms. Chen Chen, who is the wife of Mr. Hui Chen, the Company’s former Chief Executive Officer. We seek to capitalize on the collective deal-making experience and business connections of our management team.

Hui Chen served as our Chief Executive Officer and Chairman from May 2023 until February 11, 2026. Mr. Chen is no longer serving as our Chief Executive Officer or Chairman. He has been serving as the Chief Executive Officer and Chairman of Yotta Acquisition Corporation (Nasdaq: YOTA) since December 2021. Mr. Chen is a cross-industry expert in computer science and law. Mr. Chen founded Law Offices of Hui Chen & Associates, PC in 2012, a New York-based law firm. Mr. Chen focuses his practice on patent prosecution, copyright infringement, and other general intellectual property matters. Mr. Chen has also been an adjunct professor at Hofstra University since September 2019, where he instructs multiple undergraduate computer science programming courses in Visual C++. Before joining Hofstra University, Mr. Chen was an adjunct associate professor at John Jay College of Criminal Justice, Pace University, Touro College, and Saint Francis College between 2000 and 2018 and was a full-time professor at Technical Career of Institute, College of Technology from December 2011 to December 2017. Before forming his law office in 2012, Mr. Chen worked for multiple Fortune 500 companies. Mr. Chen worked as an Oracle developer at eBay, Inc. from February 2008 to May 2015. Mr. Chen worked at IBM Global Services, where he was a solo back-end developer in designing and building the database and back-end process for DHS Inspection Application, from November 2007 to March 2008, and a programmer analyst between March 1998 and May 2004. Mr. Chen also worked at MultiPlan Inc. between June 2005 and February 2008 as a technical lead where he participated in designing new application systems and partnered with external vendors in coding and implementing new systems by using Java and Oracle PL/SQL. Before that, Mr. Chen worked at Pepsi Cola Inc. from January 2004 to June 2005, where he designed, coded, implemented, and documented a growth forecasting system and developed an automatic purchasing system. Mr. Chen received a Bachelor’s degree in Mechanical Engineering from Shanghai Jiaotong University in 1992, a Bachelor’s degree in HVAC from Technical Career Institutes in 1997, a Master of Science degree in Computer Science from Pace University in 2000, and his J.D. degree from Cardozo School of Law, Yeshiva University in 2010.

Zihan Chen has served as our Chief Executive Officer and as a member of our board of directors since February 11, 2026, and is our current Chief Executive Officer. Mr. Chen, age 34, holds a bachelor’s degree from Xiamen University of Technology. In connection with his appointment, the Company entered into an employment agreement (or offer letter) with Mr. Chen on February 11, 2026, pursuant to which he is entitled to a base salary of $2,000 per month. There are no family relationships between Mr. Zihan Chen and any director or executive officer of the Company, and there are no transactions requiring disclosure under Item 404(a) of Regulation S-K between Mr. Zihan Chen and the Company.

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

Ping Zhang has served as one of our independent directors since April 29, 2025. Since November 2020, Mr. Zhang has served as the General Manager of Green Leaf Air Freight Inc., a U.S.-based investment and air freight company. Prior to this role, he founded Shanghai Tongli Advertising Co., Ltd., an advertising company, and served as its General Manager from February 2006 to November 2020. Earlier in his career, Mr. Zhang founded Hunan Silver Fox Advertising Company, an advertising company in China, and served as its General Manager. Mr. Zhang has served as a member of the board of directors of Quartzsea Acquisition Corporation (Nasdaq: QSEA) since November 2024.

Since our initial public offering (the “IPO”), which was consummated on October 11, 2023, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations. Our current activities previously focused on consummating the KM QUAD Business Combination. However, as disclosed elsewhere in this report, the Merger Agreement was terminated on January 15, 2026, and we are no longer pursuing the KM QUAD Business Combination. We will not limit our search of potential targets for the initial business combination. In particular we are interested in exploring the possibility of establishing a digital assets market in Asia.

The past performance of our management team, or their respective affiliates, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) of our ability to identify another suitable candidate for our ability to identify another suitable candidate for our initial business combination following the termination of the KM QUAD Business Combination. No member of our management team has been an officer or director of a special purpose acquisition corporation in the past. You should not rely on the historical record of our management team’s or their respective affiliates’ performance as indicative of our future performance.

Our officers and directors may become officers or directors of another special purpose acquisition company with a class of securities intended to be registered under the Securities Act of 1933, as amended, or the Exchange Act of 1934, prior to the completion of our initial business combination.

Our Business Strategy and Acquisition Criteria

Since our initial public offering (the “IPO”), which was consummated on October 11, 2023, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations. During the year ended December 31, 2025, our activities were primarily focused on the proposed KM QUAD Business Combination. As of December 31, 2025, the KM QUAD Business Combination had not been consummated. Subsequent to December 31, 2025, on January 15, 2026, subsequent to December 31, 2025, the parties entered into a Termination Agreement pursuant to which the Merger Agreement was terminated. On March 6, 2026, the Company entered into a Business Combination Agreement with SMART KREATE GROUP LIMITED, SKG Merger Sub 1 Limited, SKG Merger Sub 2 Limited and Smart Kreate Group Limited.

We believe that targeting companies with operations in Asia may present compelling opportunities because there is a significant pool of private companies that could benefit from access to the U.S. capital markets. We believe that Asia represents an attractive market environment with growth opportunities across a range of industries and that our management team’s experience, relationships and cross-border transaction expertise may assist us in identifying and evaluating potential business combination targets. Given the high level of business formation and development in Asia, and the number of emerging companies seeking access to the U.S. capital markets, we believe that we may be able to engage with attractive target businesses interested in a business combination.

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

Yotta Acquisition Corporation

Yotta Acquisition Corporation (“Yotta”), a Delaware corporation, was a special purpose acquisition company formed for the purpose of effecting a business combination. Yotta consummated its initial public offering on April 12, 2022, and its units began trading on The Nasdaq Stock Market LLC.

Yotta subsequently entered into certain business combination agreements, which were not consummated.

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

Initial Business Combination

Initially, we had nine (9) months from the closing of our IPO to consummate our initial business combination (“Combination Period”). If we anticipated that we might not be able to consummate our initial business combination within nine (9) months from the closing of our IPO, we could, but were not obligated to, if requested by our Sponsor or its affiliates, extend the Combination Period up to two times by an additional three months each time for a total of up to fifteen (15) months by depositing $600,000 (or $690,000 if the underwriters’ over-allotment option was exercised in full) in connection with each such extension into our trust account (the “Paid Extension Period”). In addition, we were entitled to an automatic six-month extension to complete a business combination (the “Automatic Extension Period”) if we had executed a letter of intent, agreement in principle or definitive agreement for an initial business combination during the Combination Period or Paid Extension Period.

On October 18, 2024, the Company entered into a non-binding letter of intent (“LOI”) with QUAD regarding a potential business combination (the “Proposed Transaction”). Pursuant to the Company’s governing documents, the execution of the LOI triggered the Automatic Extension Period, and as a result, , the deadline by which the Company was required to complete its initial business combination was extended to January 10, 2025.

On January 10, 2025, the Company held a special meeting of stockholders (the “January Special Meeting”). At the January Special Meeting, stockholders approved proposals to amend the Company’s amended and restated certificate of incorporation and trust agreement to extend the date by which the Company has to consummate a business combination from January 10, 2025 to October 10, 2026, on a month-by-month basis, by up to twenty-one (21) one-month extensions, by depositing $60,000 into the Company’s trust account for each such one-month extension. Stockholders also approved a proposal to include any entity with its principal business operations in the geographical regions of the People’s Republic of China, the Hong Kong special administrative region and the Macau special administrative region in the Company’s acquisition criteria in its search for a prospective target business for its business combination.

In connection with the January Special Meeting, holders of 5,199,297 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds held in the trust account. As a result, approximately $55.2 million was removed from the trust account to pay such redeeming stockholders, and approximately $18.0 million remained in the trust account following such redemptions.

Following the January Special Meeting, the Company had until October 10, 2026 to consummate a business combination, subject to making the applicable monthly extension deposits. In addition, in the event that the Company failed to timely make a required monthly extension payment, the Company would have a forty-five (45) day cure period to make such payment, together with accrued but unpaid interest thereon at a rate of three percent (3%). If the Company failed to make any applicable past due payment during the cure period, the Company would cease all operations except for the purpose of winding up and would redeem the public shares and liquidate with the same effect as if the Company had failed to complete a business combination within the applicable time period.

As previously disclosed in the Company’s Current Reports on Form 8-K filed with the SEC on February 14, 2025, on February 14, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Quetta Acquisition Corporation, a Delaware corporation (“QETA”), Quad Global Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of QETA (“Purchaser”), Quad Group Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of Purchaser (“Merger Sub,” together with QETA, Purchaser, the “Purchaser Parties”), KM QUAD, a Cayman Islands exempted company (“QUAD”), certain shareholders of QUAD (“Principal Shareholders”), and Mr. Junan Ke, as representative of the Principal Shareholders of QUAD. The Merger Agreement provided that, among other things and upon the terms and subject to the satisfaction or waiver of certain customary conditions, the transactions contemplated thereby would be consummated (the “KM QUAD Business Combination”), in accordance with the terms and conditions set forth therein.

As of December 31, 2025, the KM QUAD Business Combination had not been consummated. Subsequent to December 31, 2025, on January 15, 2026, the parties entered into a Termination Agreement pursuant to which the Merger Agreement was terminated by mutual consent.

Merger Agreement with Smart Kreate Group Limited

On March 6, 2026, Quetta, SMART KREATE GROUP LIMITED, an exempted company limited by shares incorporated under the laws of the Cayman Islands (“PubCo”), SKG Merger Sub 1 Limited, an exempted company limited by shares incorporated under the laws of the Cayman Islands and a wholly owned subsidiary of PubCo (“Merger Sub 1”), SKG Merger Sub 2 Limited, a business company with limited liability incorporated under the laws of the British Virgin Islands and a wholly owned subsidiary of PubCo (“Merger Sub 2”), and Smart Kreate Group Limited, a business company with limited liability incorporated under the laws of the British Virgin Islands (“SKG”), entered into a Business Combination Agreement (the “BCA”).

Pursuant to the BCA, the parties will consummate a business combination transaction (the “Business Combination”) through the following transactions: (i) Quetta will merge with and into Merger Sub 1 (the “Initial Merger”), with Merger Sub 1 surviving the Initial Merger and becoming a wholly owned subsidiary of PubCo; and (ii) immediately following the Initial Merger, Merger Sub 2 will merge with and into SKG (the “Acquisition Merger”), with SKG surviving the Acquisition Merger and becoming a wholly owned subsidiary of PubCo. The transaction values merger at an enterprise value of US$200 million.

Subject to, and in accordance with, the terms and conditions of the BCA, in connection with the Initial Merger, (i) every issued and outstanding share of common stock of QETA will automatically be cancelled in exchange for one PubCo Class A ordinary share and (ii) each issued and outstanding right of QETA will cease to exist and be assumed by PubCo and converted automatically into a right to purchase one PubCo Class A ordinary share on substantially the same terms (the “Rights”).

Termination

The BCA may be terminated under customary and limited circumstances prior to the closing of the Business Combination, including, but not limited to: (i) by mutual written consent of QETA and SKG, (ii) by either QETA and SKG if the Business Combination is not consummated by the 270th day after the date of the BCA and the delay in closing beyond such date is not due to the breach of the BCA by the party seeking to terminate, (iii) by either QETA or SKG if there is a final and nonappealable order prohibiting the Business Combination, (iv) by QETA if the representations and warranties of SKG are not true and correct at the standards specified in the BCA or if SKG fails to perform any covenant or agreement set forth in the BCA such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (v) by SKG if the representations and warranties of QETA are not true and correct at the standards specified in the BCA or if QETA fails to perform any covenant or agreement set forth in the BCA such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (vi) by QETA if the Business Combination and other related proposals are not approved by SKG’s shareholders, and (vii) by SKG if the Business Combination and other related proposals are not approved by QETA’s stockholders.

Shareholder Support Agreement

On or around the date of the BCA, certain shareholders of SKG entered into Shareholder Support Agreements with QETA, SKG and PubCo (the “Shareholder Support Agreement”), pursuant to which each such shareholder of the Company has agreed to, among other things, (i) vote all Company shares held by such shareholder in favor of the transactions contemplated by the BCA and the other transaction documents, (ii) vote against any proposals that would or would be reasonably likely to in any material respect impede the transactions contemplated by the BCA, (iii) not transfer any share of SKG until termination of the Shareholder Support Agreement, and (iv) within certain periods of time from the closing of the Business Combination and subject to certain exceptions, not sell, transfer, tender, grant, pledge, assign or otherwise dispose of (including by gift, tender or exchange offer, merger or operation of law), encumber, hedge or utilize a derivative to transfer the economic interest in any of the shares of PubCo issued in connection with the Acquisition Merger or upon settlement of equity awards issued by PubCo.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, QETA, PubCo, SKG, the Sponsor and certain directors and officers of QETA listed thereto entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor has agreed to, among other things, (i) vote all QETA shares held by Sponsor in favor of the transactions contemplated by the BCA and the other transaction documents and the related transaction proposals, (ii) vote against any proposals that would or would be reasonably likely to in any material respect impede the transactions contemplated by the BCA or any related transaction proposal, (iii) not transfer any share of QETA until termination of the Sponsor Support Agreement, (iv) waive or not otherwise perfect any anti-dilution or similar protection with respect to any shares of QETA, and (v) not elect to have any share of QETA redeemed in connection with the Business Combination. Each of the Sponsor and the directors of QETA has also agreed, within certain periods of time from the closing of the Business Combination and subject to certain exceptions, not to sell, transfer, tender, grant, pledge, assign or otherwise dispose of (including by gift, tender or exchange offer, merger or operation of law), encumber, hedge or utilize a derivative to transfer the economic interest in any of the PubCo Class A ordinary shares and PubCo Rights (as applicable) acquired in connection with the Initial Merger and PubCo Class A ordinary shares received upon the exercise of any PubCo Rights (as applicable). The Sponsor Support Agreement also provides for certain put and call rights between PubCo and the Sponsor with respect to certain PubCo Class A ordinary shares held by the Sponsor following the closing of the Business Combination, and provides for the allocation and sharing of certain deferred underwriting fees of QETA between SKG and the Sponsor, in each case subject to the terms and conditions set forth therein.

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

The net proceeds of our IPO from the trust account upon the closing of our initial business combination may be used as consideration to pay the sellers of a target business with which we complete our initial business combination. If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital. In addition, we may be required to obtain additional financing in connection with the closing of our initial business combination to be used following the closing for general corporate purposes as described above. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our Sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. Our amended and restated certificate of incorporation provides that, following our IPO and prior to the consummation of our initial business combination, we are prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote (a) on any initial business combination or (b) to approve a further amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond October 10, 2026 or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their public shares.

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

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited consolidated financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the last completed fiscal year.

Facilities

We currently maintain our principal executive offices at 1185 6th, Suite 353, New York, NY 10036. The cost for this space is included in the $10,000 per-month fee payable to Yocto Investments LLC, for office space, utilities and secretarial services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

Legal Proceedings

There are no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 10 years preceding the date of this annual report on Form 10-K.

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

We currently maintain our principal executive offices at 1185 6th Avenue, Suite 353, New York, NY 10036. The cost for this space is included in the $10,000 per-month fee payable to Yocto Investments LLC, for office space, utilities and secretarial services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

Holders of Record

As of April 20, 2026, there were 3,747,748 shares of our shares of Common Stock issued and outstanding held by six stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

On February 14, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among QETA, Quad Global Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of QETA (“Purchaser”), Quad Group Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of Purchaser (“Merger Sub,” together with QETA, Purchaser, the “Purchaser Parties”), KM QUAD, a Cayman Islands exempted company (“QUAD”), certain shareholders of QUAD (“Principal Shareholders”), and Mr. Junan Ke, as representative of the Principal Shareholders of QUAD. The Merger Agreement contemplated, among other things, (i) the merger of QETA with and into Purchaser, with Purchaser surviving as the post-closing public company, and (ii) the merger of Merger Sub with and into QUAD, with QUAD becoming a wholly-owned subsidiary of Purchaser. The aggregate consideration payable to QUAD shareholders was $300 million, payable in newly issued Purchaser Ordinary Shares valued at $10.00 per share. The Merger Agreement also provided for certain post-closing governance arrangements, including the composition of the post-closing board of directors, and contained customary representations, warranties and covenants of the parties.

As of December 31, 2025, the KM QUAD Business Combination had not been consummated. Subsequent to December 31, 2025, on January 15, 2026, the parties entered into a Termination Agreement pursuant to which the Merger Agreement was terminated by mutual consent. On March 6, 2026, Quetta, SMART KREATE GROUP LIMITED, an exempted company limited by shares incorporated under the laws of the Cayman Islands (“PubCo”), SKG Merger Sub 1 Limited, an exempted company limited by shares incorporated under the laws of the Cayman Islands and a wholly owned subsidiary of PubCo (“Merger Sub 1”), SKG Merger Sub 2 Limited, a business company with limited liability incorporated under the laws of the British Virgin Islands and a wholly owned subsidiary of PubCo (“Merger Sub 2”), and Smart Kreate Group Limited, a business company with limited liability incorporated under the laws of the British Virgin Islands (“SKG”), entered into a Business Combination Agreement (the “BCA”). Pursuant to the BCA, the parties will consummate a business combination transaction (the “Business Combination”) through the following transactions: (i) Quetta will merge with and into Merger Sub 1 (the “Initial Merger”), with Merger Sub 1 surviving the Initial Merger and becoming a wholly owned subsidiary of PubCo; and (ii) immediately following the Initial Merger, Merger Sub 2 will merge with and into SKG (the “Acquisition Merger”), with SKG surviving the Acquisition Merger and becoming a wholly owned subsidiary of PubCo. The transaction values merger at an enterprise value of US$200 million. Subject to, and in accordance with, the terms and conditions of the BCA, in connection with the Initial Merger, (i) every issued and outstanding share of common stock of QETA will automatically be cancelled in exchange for one PubCo Class A ordinary share and (ii) each issued and outstanding right of QETA will cease to exist and be assumed by PubCo and converted automatically into a right to purchase one PubCo Class A ordinary share on substantially the same terms.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in Delaware on May 1, 2023. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to herein as our “initial business combination.” Our efforts to identify a prospective target business are not limited to any particular industry or geographic region, although we have historically focused on opportunities involving businesses with operations in Asia.

Merger Agreement In Connection With KM QUAD Business Combination

On February 14, 2025, Quetta entered into an Agreement and Plan of Merger (the “KM QUAD Merger Agreement”) with KM QUAD, Quad Global Inc., Quad Group Inc., certain shareholders of KM QUAD and the shareholders’ representative. The KM QUAD Merger Agreement contemplated, among other things, the redomestication of Quetta into Purchaser and the acquisition by Purchaser of 100% of the issued and outstanding equity interests of KM QUAD. The aggregate consideration payable to KM QUAD shareholders was $300 million, payable in newly issued Purchaser ordinary shares valued at $10.00 per share. The KM QUAD Merger Agreement also contained customary representations, warranties and covenants of the parties, including provisions relating to the allocation of certain transaction costs, public company expenses and extension-related fees.

Pursuant to the KM QUAD Merger Agreement, KM QUAD deposited $250,000 with the Company on or before February 14, 2025, representing the first installment of extension fees, in exchange for a promissory note issued by the Company. KM QUAD also deposited $290,000 with the Company on or before April 20, 2025, representing the second installment of extension fees, in exchange for a promissory note issued by the Company.

As of December 31, 2025, the KM QUAD Business Combination had not been consummated. On January 15, 2026, the parties entered into a Termination Agreement pursuant to which the KM QUAD Merger Agreement was terminated by mutual consent.

Merger Agreement with Smart Kreate Group Limited

On March 6, 2026, Quetta, SMART KREATE GROUP LIMITED, an exempted company limited by shares incorporated under the laws of the Cayman Islands (“PubCo”), SKG Merger Sub 1 Limited, an exempted company limited by shares incorporated under the laws of the Cayman Islands and a wholly owned subsidiary of PubCo (“Merger Sub 1”), SKG Merger Sub 2 Limited, a business company with limited liability incorporated under the laws of the British Virgin Islands and a wholly owned subsidiary of PubCo (“Merger Sub 2”), and Smart Kreate Group Limited, a business company with limited liability incorporated under the laws of the British Virgin Islands (“SKG”), entered into a Business Combination Agreement (the “BCA”). Pursuant to the BCA, the parties will consummate a business combination transaction (the “Business Combination”) through the following transactions: (i) Quetta will merge with and into Merger Sub 1 (the “Initial Merger”), with Merger Sub 1 surviving the Initial Merger and becoming a wholly owned subsidiary of PubCo; and (ii) immediately following the Initial Merger, Merger Sub 2 will merge with and into SKG (the “Acquisition Merger”), with SKG surviving the Acquisition Merger and becoming a wholly owned subsidiary of PubCo. The transaction values merger at an enterprise value of US$200 million. Subject to, and in accordance with, the terms and conditions of the BCA, in connection with the Initial Merger, (i) every issued and outstanding share of common stock of QETA will automatically be cancelled in exchange for one PubCo Class A ordinary share and (ii) each issued and outstanding right of QETA will cease to exist and be assumed by PubCo and converted automatically into a right to purchase one PubCo Class A ordinary share on substantially the same terms.

Extensions of Time Period to Complete a Business Combination

On October 18, 2024, the Company entered into a non-binding letter of intent (“LOI”) with QUAD regarding a potential business combination. As a result of the execution of the LOI, the deadline by which the Company was required to complete its initial business combination was extended to January 10, 2025.

On January 10, 2025, the Company held a special meeting of stockholders (the “January Special Meeting”). At the January Special Meeting, stockholders approved proposals to amend the Company’s amended and restated certificate of incorporation and trust agreement to extend the date by which the Company has to consummate a business combination from January 10, 2025 to October 10, 2026, on a month-by-month basis, by up to twenty-one (21) one-month extensions, by depositing $60,000 into the Company’s trust account for each such one-month extension.

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

Trust Amendment

At the January Special Meeting held on January 10, 2025, stockholders approved an amendment to the Company’s amended and restated certificate of incorporation and trust agreement to extend the date by which the Company has to consummate a business combination from January 10, 2025 to October 10, 2026, on a month-by-month basis, by up to twenty-one (21) one-month extensions, by depositing $60,000 into the Company’s trust account for each such one-month extension.

Under the amended terms, if the Company fails to timely make a payment for any given month during the twenty-one (21) month extension period, the Company has a forty-five (45) day cure period to make such payment, together with accrued but unpaid interest thereon at a rate of three percent (3%). If the Company fails to make any applicable past due payment during the cure period, the Company will cease all operations except for the purpose of winding up and will redeem the public shares and liquidate with the same effect as if the Company had failed to complete a business combination within the applicable time period.

Following the January Special Meeting, the Company deposited $60,000 into the trust account for each monthly extension from January 2025 through April 2026, thereby extending the date by which the Company could complete a business combination to May 10, 2026.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our activities through December 31, 2025 consisted of organizational activities, identifying and evaluating prospective target businesses, negotiating and documenting a potential initial business combination, and activities in connection with maintaining our status as a public company. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to continue to generate non-operating income in the form of interest income on cash and investments held in the trust account. We expect to continue to incur increased expenses as a result of being a public company, including legal, financial reporting, accounting and auditing compliance costs, as well as due diligence and transaction expenses in connection with identifying, negotiating and pursuing a business combination.

For the year ended December 31, 2025, we had net loss of $780,924, which primarily consisted of interest income of $853,854, offset by general and administrative expenses of $1,306,931, related party administrative fees of $120,000, franchise tax expense of $40,800 and income tax expense of $167,047.

For the year ended December 31, 2024, we had net income of $2,094,096, which consisted of interest income of $3,658,889, offset by general and administrative expenses of $623,356, related party administrative fees of $120,000, franchise tax expense of $67,178 and income tax expense of $754,259.

Liquidity and Capital Resources

On October 11, 2023, we consummated our initial public offering (“IPO”) of 6,900,000 units (the “Public Units”), including the full exercise of the underwriters’ over-allotment option of 900,000 Units, at $10.00 per Unit, generating gross proceeds of $69,000,000. Simultaneously with the closing of the IPO, we consummated a private placement of 253,045 private units (the “Private Units”) to our Sponsor at $10.00 per Private Unit, generating gross proceeds of $2,530,450. Upon the closing of the IPO and the private placement, an aggregate of $69,690,000 was placed in a trust account maintained by Continental Stock Transfer & Trust Company as trustee.

On January 10, 2025, in connection with the special meeting of stockholders, holders of 5,199,297 shares exercised their right to redeem such shares for a pro rata portion of the funds held in the trust account. As a result, approximately $55.2 million was removed from the trust account to pay such redeeming stockholders, and approximately $18.0 million remained in the trust account following such redemptions. Following the January 10, 2025 special meeting, the Company was permitted to extend the date by which it must consummate a business combination from January 10, 2025 to October 10, 2026 on a month-by-month basis, by up to twenty-one (21) one-month extensions, by depositing $60,000 into the trust account for each such one-month extension. The Company subsequently deposited $60,000 for each monthly extension from January 2025 through April 2026.

We intend to use substantially all of the funds held in the trust account, including any interest earned thereon not previously released to us to pay our taxes, to consummate our initial business combination. We may withdraw interest income from the trust account to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business, make other acquisitions and pursue our business strategy.

As of December 31, 2025, the Company had $1,195 in cash and a working capital deficit of $2,630,904. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. There is no assurance that the Company’s plans to raise capital will be successful. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern, within one year after the date that the consolidated financial statements are issued. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The consolidated financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Administrative Service Agreement

We have entered into an administrative service agreement pursuant to which we will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. For the year ended December 31, 2025 and 2024, the Company has incurred $120,000 for both years in related party fees for the services provided by the Sponsor under this agreement.

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

On or before February 14, 2025, KM QUAD wired the first installment of the prepaid extension fees, in the amount of $250,000, to the Company’s designated bank account in exchange for a promissory note issued by the Company. KM QUAD wired the second installment of the prepaid extension fees, in the amount of $290,000, to the Company’s designated bank account on or before April 20, 2025 in exchange for a promissory note issued by the Company. If the closing of the KM QUAD Business Combination does not occur prior to October 10, 2025 due to a delay in obtaining CSRC approvals, KM QUAD shall be responsible for any extension fees and other related fees incurred by the Company beyond October 10, 2025 not to exceed $100,000 per month. If the closing of the KM QUAD Business Combination or termination of the Agreement occurs prior to October 10, 2025, the Company shall return the remaining balance of the prepaid extension fees, if any, to KM QUAD on a pro rata basis. Alternatively, at the closing of the KM QUAD Business Combination, the Company shall have the right to convert any prepaid extension fees that were paid and not returned into Purchaser Class A Ordinary Shares at $10.00 per share.

As of December 31, 2025, the KM QUAD Business Combination had not been consummated. Subsequent to December 31, 2025, on January 15, 2026, the parties entered into a Termination Agreement pursuant to which the KM QUAD Merger Agreement was terminated by mutual consent.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies and estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2025, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective.

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

Management’s Annual Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2025, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information about our directors and executive officers as of the date of this annual report.

Name	Age	Position
Zihan Chen	34	Chairman, Chief Executive Officer
Robert L. Labbe	67	Chief Financial Officer, Director
Daniel M. McCabe	77	Independent Director
Qi Gong	65	Independent Director
Ping Zhang	62	Independent Director

Zihan Chen has served as our Chief Executive Officer and as a member of our board of directors since February 11, 2026. Mr. Chen, age 34, holds a bachelor’s degree from Xiamen University of Technology. In connection with his appointment, the Company entered into an employment agreement (or offer letter) with Mr. Chen on February 11, 2026, pursuant to which he is entitled to a base salary of $2,000 per month. There are no family relationships between Mr. Zihan Chen and any director or executive officer of the Company, and there are no transactions requiring disclosure under Item 404(a) of Regulation S-K between Mr. Zihan Chen and the Company.

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

Ping Zhang has served as one of our independent directors since April 29, 2025. Since November 2020, Mr. Zhang has served as the General Manager of Green Leaf Air Freight Inc., a U.S.-based investment and air freight company. Prior to this role, he founded Shanghai Tongli Advertising Co., Ltd., an advertising company, and served as its General Manager from February 2006 to November 2020. Earlier in his career, Mr. Zhang founded Hunan Silver Fox Advertising Company, an advertising company in China, and served as its General Manager. Mr. Zhang has served as a member of the board of directors of Quartzsea Acquisition Corporation (Nasdaq: QSEA) since November 2024.

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

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Global Market we have at least a majority of independent directors and that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors determined that Mr. McCabe, Mr. Zhang, and Ms. Qi Gong each qualify as an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules.

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

Audit Committee

We have established an audit committee of the board of directors, which consists of Ms. Qi Gong, Mr. Daniel M. McCabe and Mr. Ping Zhang, each of whom is an independent director. Ms. Qi Gong serves as chairperson of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that at least one member of the audit committee qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

We have established a compensation committee of the board of directors consisting of Mr. Daniel M. McCabe, Ms. Qi Gong, and Mr. Ping Zhang each of whom is an independent director. Mr. Daniel M. McCabe serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In addition, certain of our officers and directors may have fiduciary or contractual obligations to other entities pursuant to which such officer or director may be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under applicable law. Accordingly, if any of them becomes aware of a business combination opportunity that is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may honor such fiduciary or contractual obligations and present such business combination opportunity to such entity prior to presenting it to us. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our initial business combination.

The following table summarizes the current material pre-existing fiduciary or contractual obligations of our officers, and directors:

Individual	Entity	Entity’s Business	Affiliation
Zihan Chen	Shanghai Zhongfei Enterprise	Investment and Financial Advisory	Investment Analyst
	Dongxing Securities	Securities	Former Investment Banking Analyst

Robert L. Labbe	MCAP Realty Advisors, LLC	Real Estate Advisory Services	Chief Financial Officer and Director
	Yotta Acquisition Corporation	Special Purpose Acquisition Company	Chief Financial Officer and Director
	Quetta Acquisition Corporation	Special Purpose Acquisition Company	Chief Financial Officer and Director
	Pelican Acquisition Corporation	Special Purpose Acquisition Company	Chief Executive Officer

Daniel M. McCabe	Daniel M. McCabe, LLC	Law Firm	Partner
	1200 Summer Street Association	Real Estate	Managing Partner
	GalaxyEdge Acquisition Corporation	Special Purpose Acquisition Company	Independent Director
	Quartzsea Acquisition Corporation	Special Purpose Acquisition Company	Independent Director
	Pelican Acquisition Corporation	Special Purpose Acquisition Company	Independent Director
	Yotta Acquisition Corporation	Special Purpose Acquisition Company	Independent Director
	Black Hawk Acquisition Corp.	Special Purpose Acquisition Company	Independent Director
	Quantumsphere Acquisition Corporation	Special Purpose Acquisition Company	Independent Director
	QuasarEdge Acquisition Corporation	Special Purpose Acquisition Company	Independent Director

Qi Gong	Yotta Acquisition Corporation	Special Purpose Acquisition Company	Independent Director
	Quetta Acquisition Corporation	Special Purpose Acquisition Company	Independent Director
	American Wall Street Listed Group Inc.	Consulting Company	Chief Executive Officer
	American Information Technology Inc.	Information Technology Consulting Company	Chief Executive Officer
	U.S. China Health Products Inc.	Marketing Consulting Company	Chief Executive Officer
	U.S.-China Service Inc.	Wealth Management Consulting Company	Chief Executive Officer
	GalaxyEdge Acquisition Corporation	Special Purpose Acquisition Company	Independent Director
	QuasarEdge Acquisition Corporation	Special Purpose Acquisition Company	Chief Executive Officer
	Quantumsphere Acquisition Corporation	Special Purpose Acquisition Company	Independent Director
	Pelican Acquisition Corporation	Special Purpose Acquisition Company	Independent Director

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

The following table sets forth as of April 20, 2026, the number of shares of Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of Common Stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of April 20, 2026, we had 3,747,748 shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Zihan Chen	*	*
Robert L. Labbe	2,000	*
Daniel M. McCabe	2,000	*
Qi Gong	*	*
All directors and executive officers as a group (5 individuals)	4,000	0.11%
Yocto Investments LLC (our Sponsor)(2)	1,970,045	56.54%
Hudson Bay Capital Management LP(3)	518,156	14.87%
TD Securities (USA) LLC(4)	219,000	6.28%
AQR Capital Management, LLC (5)	351,475	10.09%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Quetta Acquisition Corp, 1185 6th Avenue, Suite 353, New York, NY 10036.
(2)	Shares are held by Yocto Investments LLC (our Sponsor), which is controlled by Ms. Chen Chen.
(3)	Based on information provided in a Schedule 13G filed on April 4, 2025 by Hudson Bay Capital Management LP and Sander Gerber. The Reporting Persons reported beneficial ownership of 518,156 shares of Common Stock, representing 13.83% of the class, with shared voting power and shared dispositive power over such shares. The address of the principal office of the Reporting Persons is 290 Harbor Dr., Stamford, CT 06902.
(4)	Based on information provided in a Schedule 13G filed on May 13, 2025 by TD Securities (USA) LLC, Toronto Dominion Holdings (USA) Inc., TD Group US Holdings LLC and Toronto Dominion Bank. The Reporting Persons reported beneficial ownership of 219,000 shares of Common Stock, representing 5.8% of the class. TD Securities (USA) LLC reported sole voting power and sole dispositive power over such shares. The address of TD Securities (USA) LLC and Toronto Dominion Holdings (USA) Inc. is One Vanderbilt Avenue, New York, New York 10017.
(5)	Based on information provided in a Schedule 13G/A filed on May 14, 2025 by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC. The Reporting Persons reported beneficial ownership of 351,475 shares of Common Stock, representing 9.38% of the class, with shared voting power and shared dispositive power over such shares. The address of the principal office of the Reporting Persons is One Greenwich Plaza, Suite 130, Greenwich, Connecticut 06830.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them, subject to community property laws where applicable. The following table does not reflect record of beneficial rights included in the units or the private rights issued pursuant to the Company’s initial public offering as these rights are not convertible until consummation of the Company’s initial business combination.

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

Promissory Note – KM QUAD

On November 5, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of $500,000 (the “Promissory Note”) to KM QUAD in connection with the proposed business combination between the Company and KM QUAD. The Promissory Note was unsecured, interest-free and was due upon the earlier of certain specified events, including the consummation or termination of the proposed transaction.

In connection with the proposed KM QUAD Business Combination, KM QUAD funded certain extension-related payments of the Company. On February 14, 2025, KM QUAD deposited $250,000 with the Company in exchange for a promissory note issued by the Company. On April 20, 2025, KM QUAD deposited an additional $290,000 with the Company in exchange for a second promissory note issued by the Company. These amounts related to extension fees in connection with the proposed KM QUAD Business Combination.

As of December 31, 2025, the KM QUAD Business Combination had not been consummated. Subsequent to December 31, 2025, on January 15, 2026, the parties entered into a Termination Agreement pursuant to which the KM QUAD Merger Agreement was terminated by mutual consent.

Administrative Service Agreement

The Company agreed, commencing on October 5, 2023, to pay the Sponsor, affiliates, or advisors a total of up to $10,000 per month for office space, utilities, out of pocket expenses, and secretarial and administrative support. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the years ended December 31, 2025 and 2024, the Company incurred $120,000 in fees for these services each year.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 900,000 additional Units to cover over-allotments. On October 11, 2023, the underwriter’s elected to fully exercise the over-allotment option to purchase an additional 900,000 Units at a price of $10.00 per Public Share (see Note 6).

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

Shareholder Support Agreement

Concurrently with the execution of the KM QUAD Merger Agreement on February 14, 2025, the Company and certain shareholders of KM QUAD entered into a shareholder support agreement, pursuant to which such shareholders agreed to vote in favor of the proposed business combination, subject to the terms of such shareholder support agreement.

As of December 31, 2025, the KM QUAD Business Combination had not been consummated. Subsequent to December 31, 2025, on January 15, 2026, the parties entered into a Termination Agreement pursuant to which the KM QUAD Merger Agreement was terminated by mutual consent.

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

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Global Market we have at least a majority of independent directors and that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors determined that Mr. McCabe, Mr. Zhang, and Ms. Qi Gong each qualify as an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MB in connection with regulatory filings. The aggregate fees of MB for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC totaled $118,450 and $56,650 for the years ended December 31, 2025 and 2024, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MB for any audit-related fees for the years ended December 31, 2025 and 2024.

Tax Fees. We did not pay MB for tax return services, planning and tax advice for the years ended December 31, 2025 and 2024.

All Other Fees. We did not pay MB for any other services for the years ended December 31, 2025 and 2024.

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

QUETTA ACQUISITION CORPORATION

Dated: April 23, 2026	By:	/s/ Zihan Chen
	Name:	Zihan Chen
	Title:	Chief Executive Officer
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

Signature	Title	Date

/s/ Zihan Chen	Chief Executive Officer	April 23, 2026
Zihan Chen	(Principal executive officer), and Chairman

/s/ Robert L. Labbe	Chief Financial Officer	April 23, 2026
Robert L. Labbe	(Principal financial and accounting officer), and Director

/s/ Daniel M. McCabe	Director	April 23, 2026
Daniel M. McCabe

/s/ Qi Gong	Director	April 23, 2026
Qi Gong

/s/ Ping Zhang	Director	April 23, 2026
Ping Zhang

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Quetta Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quetta Acquisition Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans and the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

April 23, 2026

QUETTA ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$1,195	$1,554,737
Prepaid expenses and other assets	8,334	18,981
Other current asset	12,902	-
Total Current Assets	22,431	1,573,718

Cash and investments held in Trust Account	19,233,261	73,115,355
Total Assets	$19,255,692	$74,689,073

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Due to related party - administrative fee	$-	$30,000
Due to related party	291,765	3,951
Other liability	48,235	-
Accounts payable and accrued expenses	561,813	70,978
Franchise tax payable	-	66,000
Income tax payable	-	931,118
Excise tax payable	551,522	-
Promissory note –related party	160,000	-
Promissory note – KM QUAD	1,040,000	500,000
Total Current Liabilities	2,653,335	1,602,047

Deferred underwriting fee payable	2,415,000	2,415,000
Total Liabilities	5,068,335	4,017,047

Commitments and Contingencies
Common stock subject to possible redemption, $0.0001 par value; 20,000,000 shares authorized; 1,700,703 and 6,900,000 shares issued and outstanding at redemption value of $11.34 and $10.60 as of December 31, 2025 and 2024, respectively	19,294,398	73,137,958

Stockholders’ Deficit
Common stock, $0.0001 par value; 20,000,000 shares authorized; 2,047,045 shares issued and outstanding (excluding 1,700,703 and 6,900,000 shares subject to possible redemption as of December 31, 2025 and 2024, respectively)	204	204
Accumulated deficit	(5,107,245)	(2,466,136)
Total Stockholders’ Deficit	(5,107,041)	(2,465,932)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,255,692	$74,689,073

The accompanying notes are an integral part of these consolidated financial statements.

QUETTA ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2025	For the Year ended December 31, 2024
Formation and operational costs	$1,306,931	$623,356
Related party administrative fees	120,000	120,000
Franchise tax expense	40,800	67,178
Loss from operations	(1,467,731)	(810,534)

Other income:
Interest income	8,480	21,018
Interest earned on cash and investments held in Trust Account	845,374	3,637,871
Income (loss) before income taxes	(613,877)	2,848,355

Provision for income taxes	(167,047)	(754,259)
Net income (loss)	$(780,924)	$2,094,096

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	1,843,149	6,900,000
Basic and diluted net income (loss) per share, redeemable common stock	$(0.20)	$0.23

Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,047,045	2,047,045
Basic and diluted net income (loss) per share, non-redeemable common stock	$(0.20)	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

QUETTA ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For The Year Ended December 31, 2025

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance–December 31, 2024	2,047,045	$204	$-	$(2,466,136)	$(2,465,932)
Remeasurement of common stock subject to possible redemption	-	-	-	(588,663)	(588,663)
Extension fees attributable to common stock subject to redemption	-	-	-	(720,000)	(720,000)
Excise tax imposed on common stock redemptions	-	-	-	(551,522)	(551,522)
Net loss	-	-	-	(780,924)	(780,924)
Balance–December 31, 2025	2,047,045	$204	$-	$(5,107,245)	$(5,107,041)

For The Year Ended December 31, 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance–December 31, 2023	2,047,045	$204	$-	$(1,743,798)	$(1,743,594)
Remeasurement of common stock subject to possible redemption	-	-	-	(2,816,434)	(2,816,434)
Net income	-	-	-	2,094,096	2,094,096
Balance–December 31, 2024	2,047,045	$204	$-	$(2,466,136)	$(2,465,932)

The accompanying notes are an integral part of these consolidated financial statements.

QUETTA ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Year Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(780,924)	$2,094,096
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(845,374)	(3,637,871)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	10,647	89,231
Prepaid franchise and income taxes	(12,902)	-
Accounts payable and accrued expenses	490,835	52,724
Income tax payable	(931,118)	760,469
Franchise tax payable	(66,000)	51,622
Due to related party	336,049	3,951
Due to related party - administrative fee	(30,000)	1,290
Net cash used in operating activities	(1,828,787)	(584,488)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay redeemed public stockholders	55,152,224	-
Cash deposited into Trust Account for term extensions	(720,000)	-
Cash withdrawn from Trust Account to pay taxes	295,245	1,029,040
Net cash provided by investing activities	54,727,469	1,029,040

Cash Flows from Financing Activities:
Payment to redeemed public stockholders	(55,152,224)	-
Proceeds from promissory note - related party	160,000	-
Proceeds from promissory note - KM QUAD	540,000	500,000
Net cash (used in) provided by financing activities	(54,452,224)	500,000

Net Changes in Cash	(1,553,542)	944,552
Cash - Beginning of period	1,554,737	610,185
Cash - End of period	$1,195	$1,554,737

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$1,091,955	$-
None-Cash Transactions
Other liability	$48,235	$-
Excise tax imposed on common stock redemptions	$551,522	$-
Remeasurement of common stock subject to possible redemption	$588,663	$2,816,434

The accompanying notes are an integral part of these consolidated financial statements.

QUETTA ACQUISITION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Quetta Acquisition Corporation (the “Company” or “Quetta” or “QETA”) is a blank check company incorporated as a Delaware Corporation on May 1, 2023. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company intends to focus on target businesses in Asia.

As of December 31, 2025, the Company had not commenced any operations. All activities from inception through December 31, 2025 are related to the Company’s formation and the initial public offering (“IPO” as defined below) and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. The Company’s sponsor is Yocto Investments LLC (the “Sponsor”), a Delaware limited liability company.

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

Termination of Merger Agreement with KM QUAD

On February 14, 2025, Quetta entered into an Agreement and Plan of Merger (the “KM QUAD Merger Agreement”) with KM QUAD, Quad Global Inc., Quad Group Inc., certain shareholders of KM QUAD and the shareholders’ representative. The KM QUAD Merger Agreement contemplated, among other things, the redomestication of Quetta into Purchaser and the acquisition by Purchaser of 100% of the issued and outstanding equity interests of KM QUAD. The aggregate consideration payable to KM QUAD shareholders was $300 million, payable in newly issued Purchaser ordinary shares valued at $10.00 per share. The KM QUAD Merger Agreement also contained customary representations, warranties and covenants of the parties, including provisions relating to the allocation of certain transaction costs, public company expenses and extension-related fees.

In connection to the Merger agreement the Company entered into unsecured promissory notes with KM QUAD, (see note 9).

As of December 31, 2025, the KM QUAD Business Combination had not been consummated. Subsequently, on January 15, 2026, the parties entered into a Termination Agreement pursuant to which the KM QUAD Merger Agreement was terminated.

Merger Agreement with Smart Kreate Group Limited

On March 6, 2026, Quetta, SMART KREATE GROUP LIMITED, an exempted company limited by shares incorporated under the laws of the Cayman Islands (“PubCo”), SKG Merger Sub 1 Limited, an exempted company limited by shares incorporated under the laws of the Cayman Islands and a wholly owned subsidiary of PubCo (“Merger Sub 1”), SKG Merger Sub 2 Limited, a business company with limited liability incorporated under the laws of the British Virgin Islands and a wholly owned subsidiary of PubCo (“Merger Sub 2”), and Smart Kreate Group Limited, a business company with limited liability incorporated under the laws of the British Virgin Islands (“SKG”), entered into a Business Combination Agreement (the “BCA”).

Pursuant to the BCA, the parties will consummate a business combination transaction (the “Business Combination”) through the following transactions: (i) Quetta will merge with and into Merger Sub 1 (the “Initial Merger”), with Merger Sub 1 surviving the Initial Merger and becoming a wholly owned subsidiary of PubCo; and (ii) immediately following the Initial Merger, Merger Sub 2 will merge with and into SKG (the “Acquisition Merger”), with SKG surviving the Acquisition Merger and becoming a wholly owned subsidiary of PubCo.

Subject to, and in accordance with, the terms and conditions of the BCA, in connection with the Initial Merger, (i) every issued and outstanding share of common stock of QETA will automatically be cancelled in exchange for one PubCo Class A ordinary share and (ii) each issued and outstanding right of QETA will cease to exist and be assumed by PubCo and converted automatically into a right to purchase one PubCo Class A ordinary share on substantially the same terms.

The BCA may be terminated under customary and limited circumstances prior to the closing of the Business Combination.

Shareholder Support Agreement

On or around the date of the BCA , certain shareholders of SKG entered into Shareholder Support Agreements with QETA, SKG and PubCo (the “Shareholder Support Agreement”), pursuant to which each such shareholder of the Company has agreed to, among other things, (i) vote all Company shares held by such shareholder in favor of the transactions contemplated by the BCA and the other transaction documents, (ii) vote against any proposals that would or would be reasonably likely to in any material respect impede the transactions contemplated by the BCA, (iii) not transfer any share of SKG until termination of the Shareholder Support Agreement, and (iv) within certain periods of time from the closing of the Business Combination and subject to certain exceptions, not sell, transfer, tender, grant, pledge, assign or otherwise dispose of (including by gift, tender or exchange offer, merger or operation of law), encumber, hedge or utilize a derivative to transfer the economic interest in any of the shares of PubCo issued in connection with the Acquisition Merger or upon settlement of equity awards issued by PubCo.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, QETA, PubCo, SKG, the Sponsor and certain directors and officers of QETA listed thereto entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor has agreed to, among other things, (i) vote all QETA shares held by Sponsor in favor of the transactions contemplated by the BCA and the other transaction documents and the related transaction proposals, (ii) vote against any proposals that would or would be reasonably likely to in any material respect impede the transactions contemplated by the BCA or any related transaction proposal, (iii) not transfer any share of QETA until termination of the Sponsor Support Agreement, (iv) waive or not otherwise perfect any anti-dilution or similar protection with respect to any shares of QETA, and (v) not elect to have any share of QETA redeemed in connection with the Business Combination. Each of the Sponsor and the directors of QETA has also agreed, within certain periods of time from the closing of the Business Combination and subject to certain exceptions, not to sell, transfer, tender, grant, pledge, assign or otherwise dispose of (including by gift, tender or exchange offer, merger or operation of law), encumber, hedge or utilize a derivative to transfer the economic interest in any of the PubCo Class A ordinary shares and PubCo Rights (as applicable) acquired in connection with the Initial Merger and PubCo Class A ordinary shares received upon the exercise of any PubCo Rights (as applicable). The Sponsor Support Agreement also provides for certain put and call rights between PubCo and the Sponsor with respect to certain PubCo Class A ordinary shares held by the Sponsor following the closing of the Business Combination, and provides for the allocation and sharing of certain deferred underwriting fees of QETA between SKG and the Sponsor, in each case subject to the terms and conditions set forth therein.

Going Concern Consideration

As of December 31, 2025, the Company had $1,195 in cash and a working capital deficit of $2,630,904. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. There is no assurance that the Company’s plans to raise capital will be successful. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern, within one year after the date that the consolidated financial statements are issued. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The consolidated financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

As a result of these circumstances and the ongoing global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The IR Act tax provisions did not have an impact on the Company’s fiscal 2025 and 2024 tax provision as there were redemptions by the public stockholders in January 2025. As a result, the Company recorded an excise tax liability of $551,522 as of December 31, 2025. The Company has not filed its 2025 excise tax return and remitted excise tax payment for which the due date is April 30, 2026. The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 8% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid until paid in full.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. Dollars and in conformity the U.S. GAAP and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by the U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,195 and $1,554,737 in cash as of December 31, 2025 and 2024. The Company did not have any cash equivalents for both fiscal years.

Cash and Investments Held in Trust Account

As of December 31, 2025 and 2024, the Company had $19,233,261 and $73,115,355, respectively, in cash and investments held in the Trust Account comprised of money market funds that invest in U.S. government securities.

Investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying consolidated statement of operations. The estimated fair value of investments held in the Trust Account is determined using available market information.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and interest and penalties were recorded as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Share

Net income (loss) per common is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. Remeasurement of carrying value to redemption value of redeemable shares of common stock is excluded from income (loss) per share as the redemption value approximates fair value. As of December 31, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The following table reflects the calculation of basic and diluted net income per common share:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Redeemable common stock subject to possible redemption
Numerator:
Net income (loss) attributable to redeemable common stock subject to possible redemption	$(369,997)	$1,614,976
Denominator: Weighted average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	1,843,149	6,900,000
Basic and diluted net income (loss) per share, redeemable common stock	$(0.20)	$0.23

Non-redeemable common stock
Numerator:
Net income (loss)	$(780,924)	$2,094,096
Less: Net income (loss) attributable to common stock subject to possible redemption	$(369,997)	$1,614,976
Net income (loss) attributable to non-redeemable common stock	$(410,927)	$479,120
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,047,045	2,047,045
Basic and diluted net income (loss) per share, non-redeemable common stock	$(0.20)	$0.23

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. Accordingly, as of December 31, 2025 and 2024, 1,700,703 and 6,900,000 shares of common stock, respectively, were presented at redemption value as temporary equity, outside of the stockholder’s equity section of the Company’s consolidated balance sheets.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, formation and operational costs and interest earned on cash and investments held in Trust Account which are included in the accompanying consolidated statements of operations.

The key measures of segment profit or loss reviewed by our CODM are interest earned on cash and investments held in Trust Account and formation and operational costs. The CODM reviews interest earned on cash and investments held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operational costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Note 5 — Related Party Transactions

Founder Shares

On May 17, 2023, the Company issued 1,725,000 shares of common stock to the Initial Stockholders (the “Founder Shares”) for an aggregated consideration of $25,000, or approximately $0.0145 per share. The Initial Stockholders have agreed to forfeit up to 225,000 Founder Shares to the extent that the over-allotment option is not exercised in full so that the Initial Stockholders collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any Public Shares in the IPO and excluding the Private Units). As a result of the underwriters’ full exercise of the over-allotment option on October 11, 2023, no Founder Share were forfeited. As of December 31, 2025 and 2024, 1,725,000 Founder Shares were issued and outstanding.

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

Due to Related Party

The Sponsor paid out of pocket travel expenses related to due diligence and research of prospective target business. As of December 31, 2025 and 2024, $291,765 and $3,951, respectively, were outstanding. The amount is unsecured, interest-free and due on demand.

Promissory Note — Related Party

On August 7, 2025 and December 10, 2025, the Sponsor agreed to loan the Company up to an aggregate amount of $100,000 and $60,000, respectively, to be used, in part, for working capital and transaction costs incurred in connection with the business combination (the “Promissory Notes”). As of December 31, 2025, $160,000 was outstanding under the Promissory Notes. The Promissory Notes are unsecured, interest-free and due on the earlier date of (i) consummation of the Business Combination, (ii) a breach by the Company of any its obligations under the Promissory Note, (iii) the termination of the proposed Business Combination, or (iv) expiration of the Combination Period.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of December 31, 2025 and 2024, the Company had no borrowings under the working capital loans.

Administrative Service Agreement

The Company entered into an agreement, commencing on the October 5, 2023 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. The Company incurred $120,000 in administrative fees and accrued $0 and $30,000 administrative fees due to the Sponsor in the accompanying consolidated balance sheets as of December 31, 2025 and 2024, respectively.

Other

On December 26, 2024, the Company engaged Celine & Partners PLLC (“Celine”) to represent them for all U.S. corporate and securities compliance matters. Celine is controlled by Ms. Chen Chen, who is the wife of Mr. Hui Chen, the Company’s former CEO and director until February 11, 2026. A flat fee of $10,000 per month will be charged for the ongoing 34 Act public reports such as Form 10-Qs, 10-Ks, Form 8-Ks and press releases. For each extension of time to consummate an initial business combination, a fee of $40,000 will be charged for filing the Pre-14A and Def-14A. For the year ended December 31, 2025, the Company incurred $167,500 and paid $157,500 in legal fees to Celine, with a $10,000 outstanding balance included in the accounts payable and accrued expenses as of December 31, 2025.

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

Note 7 — Stockholders’ Deficit

Common Stock — The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As a result of the underwriters’ full exercise of the over-allotment option on October 11, 2023, there are no Founder Share subject to forfeiture. As of December 31, 2025 and 2024, there were 2,047,045 shares of common stock issued and outstanding (excluding 1,700,703 and 6,900,000 shares subject to possible redemption as of December 31, 2025 and 2024, respectively).

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash and Investments held in Trust Account	$19,233,261	$19,233,261	-	-

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash and Investments held in Trust Account	$73,115,355	$73,115,355	-	-

Note 9 — Promissory Note – KM QUAD

In November 2024, February 2025 and May 2025, the Company issued unsecured promissory notes in the aggregate principal amount of $500,000, $250,000 and $290,000, respectively (collectively the “KM QUAD Notes”) to KM QUAD in connection with the Business Combination. The KM QUAD Notes are unsecured, interest-free and due on the earlier date of (i) consummation of the Business Combination, (ii) a breach by the Company of any its obligations under the KM QUAD Notes, (iii) the termination of the proposed Business Combination, or (iv) expiration of the Combination Period (as defined in the KM QUAD Notes). KM QUAD will have the right to convert all or any part of the outstanding and unpaid amount of the KM QUAD Notes into shares of common stock, or other securities, at $10 per share upon the consummation of the Business Combination. As of December 31, 2025 and 2024, $1,040,000 and $500,000 were outstanding under the KM QUAD Notes, respectively. Subsequent to December 31, 2025, on January 15, 2026, the Business Combination Agreement with KM QUAD was terminated. As a result, the KM QUAD Notes became due and payable in accordance with their terms.

Note 10 — Income Taxes

The Company’s net deferred tax assets are as follows:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Deferred tax asset
Net operating loss carryforward	$-	$-
Startup/Organization Expenses	315,657	189,190
Total deferred tax asset	315,657	189,190
Valuation allowance	(315,657)	(189,190)
Deferred tax asset, net of allowance	$-	$-

The income tax provision consists of the following:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Federal
Current	$167,047	$754,259
Deferred	(126,467)	(154,800)
State
Current	$-	$-
Deferred	-	-
Change in valuation allowance	126,467	154,800
Income tax provision	$167,047	$754,259

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

	For the Year Ended December 31, 2025
Income at U.S. statutory rate	$(128,914)	21.00%
State taxes, net of federal benefit	-	0.00%
Transaction costs	181,277	(29.53)%
Other adjustment	(11,783)	1.92%
Valuation allowance	126,467	(20.60)%
	$167,047	(27.21)%

	For the Year Ended December 31, 2024
Income at U.S. statutory rate	$599,459	21.00%
State taxes, net of federal benefit	-	0.00%
Transaction costs	-	-
Valuation allowance	154,800	5.42%
	$754,259	26.42%

As of December 31, 2025 and 2024, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The change in the valuation allowance was $126,467 and $154,800 for the year ended 2025 and 2024, respectively.

The provision for U.S. federal income tax was $167,047 and $754,259 for the years ended 2025 and 2024, respectively. The Company’s tax return for the years ended 2025, 2024 and 2023 remain open and subject to examination.

Note 11 — Other Liability

On April 2, 2025, $73,134 was withdrawn from the cash held in Trust to pay for Franchise taxes, of this amount $48,235 of the tax withdrawal was used to pay for company operating expenses during the fiscal year 2025 and as of December 31, 2025, the Company has not returned the amount not used for Franchise tax purposes to the Trust account.

As a result, the Company recorded a current other liability of $48,235 since the Company is obligated to use these funds directly and only for the use of paying taxes as stated in the Company’s Trust agreement.

Note 12 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements were issued. Based on this review, the Company identified the following material subsequent events requiring disclosure in the consolidated financial statements.

Subsequent to December 31, 2025, the Company deposited $60,000 into the trust account for each monthly extension from January 2026 through April 2026 for a total of $240,000, thereby extending the date by which the Company could complete a business combination to May 10, 2026.

On January 3, 2026, the Sponsor agreed to loan the Company up to an aggregate amount of $500,000, to be used, in part, for working capital and transaction costs incurred in connection with the business combination (the “Promissory Note”). The Promissory Notes is unsecured, interest-free and due on the earlier date of (i) consummation of the Business Combination, (ii) a breach by the Company of any its obligations under the Promissory Note, (iii) the termination of the proposed Business Combination, or (iv) expiration of the Combination Period. As of April 22, 2026, $326,000 was outstanding under the Promissory Note.

On January 15, 2026, the Company and the other parties to the Agreement and Plan of Merger, dated February 14, 2025, by and among the Company, Quad Global Inc., Quad Group Inc., KM QUAD, certain shareholders of KM QUAD and the shareholders’ representative, entered into a Termination Agreement pursuant to which the Agreement and Plan of Merger was terminated by mutual consent.

On March 6, 2026, the Company entered into a Business Combination Agreement with SMART KREATE GROUP LIMITED, SKG Merger Sub 1 Limited, SKG Merger Sub 2 Limited and Smart Kreate Group Limited in connection with a proposed business combination transaction.

