Form 10-Q
period 2026-03-31
Quetta Acquisition Corp
filed 2026-05-15
CIK 1978528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, there were 3,747,748 shares of the registrant’s common stock, including shares of common stock underlying the units, $0.0001 par value per share, issued and outstanding.

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

QUETTA ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash	$909	$1,195
Prepaid expenses and other assets	-	8,334
Other current asset	20,593	12,902
Total Current Assets	21,502	22,431

Cash and investments held in Trust Account	19,541,732	19,233,261
Total Assets	$19,563,234	$19,255,692

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Due to related party - administrative fee	$30,000	$-
Due to related party	297,765	291,765
Due to SKG	120,000	-
Other Liability	48,235	48,235
Accounts payable and accrued expenses	656,876	561,813
Franchise tax payable	10,000	-
Excise tax payable	551,522	551,522
Promissory note –related party	220,000	160,000
Promissory note – KM QUAD	1,040,000	1,040,000

Total Current Liabilities	2,974,398	2,653,335

Deferred underwriting fee payable	2,415,000	2,415,000
Total Liabilities	5,389,398	5,068,335

Commitments and Contingencies
Common stock subject to possible redemption, $0.0001 par value; 20,000,000 shares authorized; 1,700,703 shares issued and outstanding at redemption value of $11.56 and $11.34 as of March 31, 2026 and December 31, 2025, respectively	19,668,085	19,294,398

Stockholders’ Deficit
Common stock, $0.0001 par value; 20,000,000 shares authorized; 2,047,045 shares issued and outstanding (excluding 1,700,703 shares subject to possible redemption as of March 31, 2026 and December 31, 2025, respectively)	204	204
Accumulated deficit	(5,494,453)	(5,107,245)
Total Stockholders’ Deficit	(5,494,249)	(5,107,041)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,563,234	$19,255,692

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUETTA ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Formation and operation costs	$109,693	$377,102
Related Party Administrative Fees	30,000	30,000
Franchise tax expenses	10,000	10,000
Loss from operations	(149,693)	(417,102)

Other Income:
Interest income	10	6,169
Interest earned on cash and investments held in Trust Account	169,702	273,997
Income (loss) before income taxes	20,019	(136,936)

Provision for income taxes	(33,540)	(56,735)
Net income (loss)	$(13,521)	$(193,671)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	1,700,703	2,278,403
Basic and diluted net income (loss) per share, redeemable common stock	$(0.004)	$(0.04)

Basic and diluted weighted average shares outstanding, common stock	2,047,045	2,047,045
Basic and diluted net income (loss) per share, non redeemable common stock	$(0.004)	$(0.04)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUETTA ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three Months ended in March 31, 2026

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance–December 31, 2025	2,047,045	$204	$-	$(5,107,245)	$(5,107,041)
Remeasurement of common stock subject to possible redemption	-	-	-	(193,687)	(193,687)
Extension fees attributable to common stock subject to redemption	-	-	-	(180,000)	(180,000)
Net loss	-	-	-	(13,521)	(13,521)
Balance–March 31, 2026	2,047,045	$204	$-	$(5,494,453)	$(5,494,249)

For the Three Months ended March 31, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance–December 31, 2024	2,047,045	$204	$-	$(2,466,136)	$(2,465,932)
Remeasurement of common stock subject to possible redemption	-	-	-	(207,262)	(207,262)
Extension fees attributable to common stock subject to redemption	-	-	-	(180,000)	(180,000)
Excise tax imposed on common stock redemptions	-	-	-	(551,522)	(551,522)
Net loss	-	-	-	(193,671)	(193,671)
Balance–March 31, 2025	2,047,045	$204	$-	$(3,598,591)	$(3,598,387)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUETTA ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$(13,521)	$(193,671)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(169,702)	(273,997)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	642	(27,464)
Accounts payable and accrued expenses	95,064	99,816
Income tax payable	-	(903,615)
Franchise tax payable	10,000	-
Excise tax payable	-	(57,934)
Due to related party - administrative fee	30,000	(20,000)
Net cash used in operating activities	(47,517)	(1,380,816)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay redeemed public stockholders	-	55,152,224
Cash deposited into Trust Account for term extensions	(180,000)	(180,000)
Cash withdrawn from Trust Account to pay taxes	41,231	-
Net cash provided by (used in) investing activities	(138,769)	54,972,224

Cash Flows from Financing Activities:
Due to related party	6,000	-
Payment to redeemed public stockholders	-	(55,152,224)
Proceeds from SKG	120,000	-
Proceeds from promissory note - related party	60,000	-
Proceeds from promissory note - KM QUAD	-	250,000
Net cash provided by (used in) financing activities	186,000	(54,902,224)

Net Changes in Cash	(286)	(1,310,816)
Cash - Beginning of period	1,195	1,554,737
Cash - End of period	$909	$243,921

Supplemental Disclosure of Non-cash Financing Activities:
Extension fees attributable to common stock subject to redemption	$180,000	$180,000
Excise tax imposed on common stock redemptions	$-	$551,522
Remeasurement of common stock subject to possible redemption	$193,687	$207,262

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUETTA ACQUISITION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Description of Organization, Business Operations and Going Concern

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

As of March,31 2026, the Company had not commenced any operations. All activity for the three months ended March 31, 2026, are related to the Company’s formation and the initial public offering (“IPO” as defined below) and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. The Company’s sponsor is Yocto Investments LLC (the “Sponsor”), a Delaware limited liability company.

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

Business Combination Agreement with Smart Kreate Group Limited

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

Going Concern Consideration

As of March 31, 2026, the Company had cash of $909 and a working capital deficit of $2,952,897. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. There is no assurance that the Company’s plans to raise capital will be successful. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

The IR Act tax provisions had an impact on the Company’s tax provisions as a result of redemptions by public stockholders in January 2025. The Company previously recorded an excise tax liability of $551,522 related to such redemptions. The excise tax payable balance was $551,522 as of March 31, 2026 and December 31, 2025. There were no additional redemptions during the three months ended March 31, 2026. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 8% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid until paid in full. The excise tax is due on April 30,2026.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on April 23, 2026. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected through December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $909 and $1,195 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Cash and Investments Held in Trust Account

As of March 31, 2026 and December 31, 2025, the Company had $19,541,732 and $19,233,261, respectively, in cash and investments held in the Trust Account comprised of money market funds that invest in U.S. government securities.

Investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on cash and investments held in the Trust Account in the accompanying statement of operations. The estimated fair value of cash and investments held in the Trust Account is determined using available market information.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits or accrued interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its tax position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was $33,540 and $56,735 for the three months ended March 31, 2026 and 2025, respectively.

Net Income (Loss) Per Common Share

Net income (loss) per common is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. As of March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Redeemable common stock subject to possible redemption
Numerator:
Net income (loss) attributable to redeemable common stock subject to possible redemption	$(6,136)	$(102,015)
Denominator: Weighted average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	1,700,703	2,278,403
Basic and diluted net income (loss) per share, redeemable common stock	$(0.004)	$(0.04)

Non-redeemable common stock
Numerator:
Net income (loss)	$(13,521)	$(193,671)
Less: Net income (loss) attributable to common stock subject to possible redemption	$(6,136)	$(102,015)
Net income (loss) attributable to non-redeemable common stock	$(7,385)	$(91,656)
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,047,045	2,047,045
Basic and diluted net income (loss) per share, non-redeemable common stock	$(0.004)	$(0.04)

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. Accordingly, as of March 31, 2026 and December 31, 2025, 1,700,703 shares of common stock were presented at redemption value as temporary equity, outside of the stockholder’s equity section of the Company’s balance sheet. The common stock subject to possible redemption was recorded at approximately $19.6 million and $19.3 million as of March 31, 2026 and December 31, 2025, respectively.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, formation and operational costs and interest earned on cash and investments held in Trust Account which include the accompanying statements of operations.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

Note 5 — Related Party Transactions

Founder Shares

On May 17, 2023, the Company issued 1,725,000 shares of common stock to the Initial Stockholders (the “Founder Shares”) for an aggregated consideration of $25,000, or approximately $0.0145 per share. The Initial Stockholders have agreed to forfeit up to 225,000 Founder Shares to the extent that the over-allotment option is not exercised in full so that the Initial Stockholders collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any Public Shares in the IPO and excluding the Private Units). As a result of the underwriters’ full exercise of the over-allotment option on October 11, 2023, no Founder Share were forfeited. As of March 31, 2026 and December 31, 2025, 1,725,000 Founder Shares were issued and outstanding.

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

Due to Related Party

As of March 31, 2026 and December 31, 2025, amounts due to related party were $297,765 and $291,765, respectively. The increase during the period was primarily due to sponsor and related-party funding and administrative support amounts recorded during the quarter.

Promissory Note — Related Party

As of March 31, 2026 and December 31, 2025, the Company had $220,000 and $160,000 outstanding under promissory notes due to related party, respectively. The Company also had $1,040,000 outstanding under a promissory note with KM QUAD as of both March 31, 2026 and December 31, 2025. The Promissory Note is unsecured, interest-free and due on the earlier date of (i) consummation of the Business Combination, (ii) a breach by the Company of any its obligations under the Promissory Note, (iii) the termination of the proposed Business Combination, or (iv) expiration of the Combination Period.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the working capital loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on October 5, 2023 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. The Company recorded $30,000 of related party administrative fees for each of the three months ended March 31, 2026 and 2025. The amount due and recorded in due to related party-administration as of March 31, 2026 and December 31, 2025 was $30,000 and $0, respectively.

Other

On December 26, 2024, the Company engaged Celine & Partners PLLC (“Celine”) to represent them for all U.S. corporate and securities compliance matters. Celine is controlled by Ms. Celine Chen, who is the wife of Mr. Hui Chen, the Company’s former CEO and director. A flat fee of $10,000 per month is charged for the ongoing public reports such as Form 10-Qs, 10-Ks, Form 8-Ks and press releases. For each extension of time to consummate an initial business combination, a fee of $40,000 is charged for filing the Pre-14A and Def-14A.

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

Note 7 — Stockholders’ Deficit

Common Stock — The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As a result of the underwriters’ full exercise of the over-allotment option on October 11, 2023, there are no Founder Share subject to forfeiture. As of March 31, 2026 and December 31, 2025, there were 2,047,045 shares of common stock issued and outstanding, excluding 1,700,703 shares of common stock subject to possible redemption as of both dates.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash and Investments held in Trust Account	$19,541,732	$19,541,732	-	-

	December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash and Investments held in Trust Account	$19,233,261	$19,233,261	-	-

Note 9 — Promissory Note – KM QUAD

In November 2024, February 2025 and May 2025, the Company issued unsecured promissory notes in the aggregate principal amount of $500,000, $250,000 and $290,000, respectively (collectively the “KM QUAD Notes”) to KM QUAD in connection with the Business Combination. The KM QUAD Notes are unsecured, interest-free and due on the earlier date of (i) consummation of the Business Combination, (ii) a breach by the Company of any its obligations under the KM QUAD Notes, (iii) the termination of the proposed Business Combination, or (iv) expiration of the Combination Period (as defined in the KM QUAD Notes). KM QUAD will have the right to convert all or any part of the outstanding and unpaid amount of the KM QUAD Notes into shares of common stock, or other securities, at $10 per share upon the consummation of the Business Combination. As of March 31, 2026 and December 31, 2025, $1,040,000 and $1,040,000 were outstanding under the KM QUAD Notes, respectively. On January 15, 2026, the Business Combination Agreement with KM QUAD was terminated. As a result, the KM QUAD Notes became due and payable in accordance with their terms.

Note 10 — Due to SKG

On March 6, 2026, in connection with the Business Combination Agreement, SKG agreed to fund extension payments in an amount equal to $60,000 per monthly extension for six extensions commencing on March 10, 2026 and ending on August 9, 2026. As of March 31, 2026, $120,000 was due to SKG, representing two monthly extension fees of $60,000 each.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Based on this review, other than as disclosed below, management did not identify any events or transactions that would require adjustment to, or disclosure in, the accompanying financial statements.

On April 9, 2026, Yocto Investments LLC, the Company’s sponsor, issued a promissory note to Smart Kreate Group Limited in the principal amount of up to $200,000. The note does not bear interest and becomes due upon the occurrence of certain repayment or conversion trigger events, including the completion of the Company’s initial business combination or the termination of discussions regarding a potential business combination without execution of a definitive agreement within three months of the related letter of intent. Upon completion of a business combination, the note will convert into securities of the Company or the post-business combination surviving company at $3.00 per share; otherwise, the note is repayable in cash by the sponsor. The payee has waived any claim to amounts held in the Company’s trust account. No liability has been recorded by the Company as of March 31, 2026 in connection with this note.

On April 30, 2026, KM QUAD released and discharged the Company from all obligations under the KM QUAD Notes, including the outstanding principal balance of $1,040,000.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our activities for the three months ended March 31, 2026 consisted primarily of identifying and evaluating target businesses, negotiating and entering into the Business Combination Agreement with Smart Kreate Group Limited and related parties, maintaining our public company status, funding monthly extension deposits, and managing Trust Account and working capital activities. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We generate non-operating income in the form of interest income on cash and investments held in the Trust Account. We expect to continue to incur expenses as a public company, including legal, financial reporting, accounting and auditing compliance costs, as well as due diligence and transaction-related expenses in connection with identifying and completing an initial business combination.

For the three months ended March 31, 2026, we had net loss of $13,521, which consisted of interest earned on cash and investments held in the Trust Account of $169,702, interest income of $10, partially offset by formation and operational costs of $109,693, related party administrative fees of $30,000, franchise tax expense of $10,000, and income tax expense of $33,540.

For the three months ended March 31, 2025, we had a net loss of $193,671, which consisted of formation and operational costs of $377,102, related party administrative fees of $30,000, franchise tax expense of $10,000, and income tax expense of $56,735, partially offset by interest income of $6,169 and interest earned on cash and investments held in the Trust Account of $273,997.

The decrease in net loss for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to a significant decrease in formation and operational costs and lower income tax expense, partially offset by lower interest earned on cash and investments held in the Trust Account.

Liquidity and Capital Resources

On January 10, 2025, in connection with the special meeting of stockholders, holders of 5,199,297 shares exercised their right to redeem such shares for a pro rata portion of the funds held in the trust account. As a result, approximately $55.2 million was removed from the trust account to pay such redeeming stockholders, and approximately $18.0 million remained in the trust account following such redemptions. Following the January 10, 2025 special meeting, the Company was permitted to extend the date by which it must consummate a business combination from January 10, 2025 to October 10, 2026 on a month-by-month basis, by up to twenty-one one-month extensions, by depositing $60,000 into the trust account for each such one-month extension. The Company deposited $60,000 for each monthly extension through March 2026. Subsequent to March 31, 2026, the Company deposited an additional $60,000 for the April 2026 extension.

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

As of March 31, 2026, the Company had cash of $909, cash and investments   held in the Trust Account of $19,541,732, and a working capital deficit of $2,952,897. As of December 31, 2025, the Company had cash of $1,195 and a working capital deficit of $2,630,904. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. There is no assurance that the Company’s plans to raise capital will be successful. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern, within one year after the date that the consolidated financial statements are issued. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The consolidated financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Administrative Services Agreement

We have entered into an administrative services agreement pursuant to which we will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. For the three months ended March 31, 2026, the Company incurred $30,000 in administrative fees. As of March 31, 2026 and December 31, 2025, the Company had accrued administrative fees due to the Sponsor of $30,000 and $0, respectively.

Underwriting Agreement

Upon closing of a Business Combination, the underwriters will be entitled to a deferred fee of 3.5% of the gross proceeds of the IPO, or $2,415,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. Additionally, we issued the underwriters 69,000 shares of common stock, or the representative shares, at the closing of the IPO as part of representative compensation.

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

On April 30, 2026, KM QUAD released and discharged the Company from all obligations under the KM QUAD Notes, including the outstanding principal balance of $1,040,000.

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

Recent accounting pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2026, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective at a reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As previously disclosed, the Company received notices from The Nasdaq Stock Market LLC (“Nasdaq”) regarding certain continued listing deficiencies, including the Company’s failure to regain compliance with the minimum Market Value of Listed Securities requirement for continued listing on the Nasdaq Global Market and its failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The Company filed its Annual Report on Form 10-K on April 23, 2026.

On May 12, 2026, the Company received notice from Nasdaq that Nasdaq had approved the Company’s application to transfer the listing of its ordinary shares, units and rights from the Nasdaq Global Market to the Nasdaq Capital Market, effective at the opening of business on May 14, 2026. The Company’s securities will continue to trade under the symbols “QETA,” “QETAU” and “QETAR,” respectively. Nasdaq also notified the Company that it had regained compliance with the minimum market value of listed securities requirement under Nasdaq Listing Rule 5450(b)(2), that it was in compliance with all applicable continued listing standards following approval of the phasedown application, and that the previously scheduled hearing before the Nasdaq Hearings Panel had been cancelled.

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

QUETTA ACQUISITION CORPORATION

Date: May 15, 2026	By:	/s/ Zihan Chen
	Name:	Zihan Chen
	Title:	Chairperson, Chief Executive Officer
(Principal Executive Officer)

