Form 10-Q
period 2026-06-30
Quetta Acquisition Corp
filed 2026-08-14
CIK 1978528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14 , 2026, there were 3,747,748 shares of the registrant’s common stock, including shares of common stock underlying the units, $0.0001 par value per share, issued and outstanding.

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

QUETTA ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash	$4,575	$1,195
Prepaid expenses and other assets	65,916	8,334
Other current asset	55,814	12,902
Total Current Assets	126,305	22,431

Cash and investments held in Trust Account	19,854,590	19,233,261
Total Assets	$19,980,895	$19,255,692

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Due to related party - administrative fee	$60,000	$-
Due to related party	311,000	291,765
Due to SKG	300,000	-
Other Liability	-	48,235
Accounts payable and accrued expenses	644,809	561,813
Franchise tax payable	7,298	-
Excise tax payable	614,048	551,522
Promissory note –related party	570,000	160,000
Promissory note – KM QUAD	-	1,040,000
Total Current Liabilities	2,507,155	2,653,335

Deferred underwriting fee payable	2,415,000	2,415,000
Total Liabilities	4,922,155	5,068,335

Commitments and Contingencies
Common stock subject to possible redemption, $0.0001 par value; 20,000,000 shares authorized; 1,700,703 shares issued and outstanding at redemption value of $11.70 and $11.34 as of June 30, 2026 and December 31, 2025, respectively	19,902,696	19,294,398

Stockholders’ Deficit
Common stock, $0.0001 par value; 20,000,000 shares authorized; 2,047,045 shares issued and outstanding (excluding 1,700,703 shares subject to possible redemption as of June 30, 2026 and December 31, 2025, respectively)	204	204
Accumulated deficit	(4,844,160)	(5,107,245)
Total Stockholders’ Deficit	(4,843,956)	(5,107,041)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,980,895	$19,255,692

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUETTA ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Formation and operation costs	$191,749	$723,999	$301,442	$1,101,101
Related Party Administrative Fees	30,000	30,000	60,000	60,000
Franchise tax expenses	10,200	10,200	20,200	20,200
Loss from operations	(231,949)	(764,199)	(381,642)	(1,181,301)

Other Income (expense):
Interest income	432	1,391	442	7,560
Interest earned on cash and investments held in Trust Account	173,286	192,365	342,988	466,362
Gain on forgiveness of promissory notes	1,040,000	-	1,040,000	-
Interest and penalties on excise tax payable	(62,526)	-	(62,526)	-
Income (loss) before income taxes	919,243	(570,443)	939,262	(707,379)

Provision for income taxes	(34,339)	(37,507)	(67,879)	(94,242)
Net income (loss)	$884,904	$(607,950)	$871,383	$(801,621)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	1,700,703	1,700,703	1,700,703	1,987,957
Basic and diluted net income (loss) per share, redeemable common stock	$0.24	$(0.16)	$0.23	$(0.20)

Basic and diluted weighted average shares outstanding, common stock	2,047,045	2,047,045	2,047,045	2,047,045
Basic and diluted net income (loss) per share, non redeemable common stock	$0.24	$(0.16)	$0.23	$(0.20)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUETTA ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three and Six Months ended June 30, 2026

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance–December 31, 2025	2,047,045	$204	$-	$(5,107,245)	$(5,107,041)
Remeasurement of common stock subject to possible redemption	-	-	-	(193,687)	(193,687)
Extension fees attributable to common stock subject to redemption	-	-	-	(180,000)	(180,000)
Net loss	-	-	-	(13,521)	(13,521)
Balance–March 31, 2026	2,047,045	$204	$-	$(5,494,453)	$(5,494,249)
Remeasurement of common stock subject to possible redemption	-	-	-	(54,611)	(54,611)
Extension fees attributable to common stock subject to redemption	-	-	-	(180,000)	(180,000)
Net income	-	-	-	884,904	884,904
Balance–June 30, 2026	2,047,045	$204	$-	$(4,844,160)	$(4,843,956)

For the Three and Six Months ended June 30, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance–December 31, 2024	2,047,045	$204	$-	$(2,466,136)	$(2,465,932)
Remeasurement of common stock subject to possible redemption	-	-	-	(207,262)	(207,262)
Extension fees attributable to common stock subject to redemption	-	-	-	(180,000)	(180,000)
Excise tax imposed on common stock redemptions	-	-	-	(551,522)	(551,522)
Net loss	-	-	-	(193,671)	(193,671)
Balance–March 31, 2025	2,047,045	$204	$-	$(3,598,591)	$(3,598,387)
Remeasurement of common stock subject to possible redemption	-	-	-	(143,618)	(143,618)
Extension fees attributable to common stock subject to redemption	-	-	-	(180,000)	(180,000)
Net loss	-	-	-	(607,950)	(607,950)
Balance–June 30, 2025	2,047,045	$204	$-	$(4,530,159)	$(4,529,955)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUETTA ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$871,383	$(801,621)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(342,988)	(466,362)
Gain on forgiveness of promissory notes	(1,040,000)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(100,494)	(75,888)
Accounts payable and accrued expenses	89,197	638,682
Income tax payable	-	(865,068)
Franchise tax payable	7,298	(47,734)
Excise tax payable	62,526	-
Due to related party	-	46,049
Due to related party - administrative fee	60,000	(10,000)
Net cash used in operating activities	(393,078)	(1,581,942)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay redeemed public stockholders	-	55,152,224
Cash deposited into Trust Account for term extensions	(360,000)	(360,000)
Cash deposited into Trust Account for repayment of amount previously withdrawn	(48,235)	-
Cash withdrawn from Trust Account to pay taxes	123,693	73,134
Net cash provided by (used in) investing activities	(284,542)	54,865,358

Cash Flows from Financing Activities:
Proceeds from related party	16,000	-
Repayment to related party	(45,000)	-
Payment to redeemed public stockholders	-	(55,152,224)
Proceeds from SKG	300,000	-
Proceeds from promissory note - related party	410,000	-
Proceeds from promissory note - KM QUAD	-	540,000
Net cash provided by (used in) financing activities	681,000	(54,612,224)

Net Changes in Cash	3,380	(1,328,808)
Cash - Beginning of period	1,195	1,554,737
Cash - End of period	$4,575	$225,929

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$123,693	$960,350
Supplemental Disclosure of Non-cash Financing Activities:
Extension fees attributable to common stock subject to redemption	$360,000	$360,000
Excise tax imposed on common stock redemptions	$-	$551,522
Remeasurement of common stock subject to possible redemption	$248,298	$350,880

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the six months ended June 30, 2026, are related to the Company’s formation and the initial public offering (“IPO” as defined below) and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. The Company’s sponsor is Yocto Investments LLC (the “Sponsor”), a Delaware limited liability company.

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

Following the January Special Meeting, the Company deposited $60,000 into the Trust Account for each monthly extension through August 2026, thereby extending the date by which the Company was required to complete an initial business combination to September 10, 2026. See Note 11—Subsequent Events regarding an additional extension payment made after June 30, 2026.

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

Going Concern Consideration

As of June 30, 2026, the Company had cash of $4,575 and a working capital deficit of $2,380,850. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. There is no assurance that the Company’s plans to raise capital will be successful. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

The IR Act tax provisions had an impact on the Company’s tax provisions as a result of redemptions by public stockholders in January 2025. The Company previously recorded an excise tax liability of $551,522 related to such redemptions. The excise tax payable balance was $614,048 as of June 30, 2026 and $551,522 as of December 31, 2025. There were no additional redemptions during the six months ended June 30, 2026. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 8% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid until paid in full. The excise tax is due on April 30, 2026. The Company recognized additional interest and penalties of $62,526 as of June 30, 2026.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on April 23, 2026. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected through December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $4,575 and $1,195 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash and Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, the Company had $19,854,590 and $19,233,261, respectively, in cash and investments held in the Trust Account comprised of money market funds that invest in U.S. government securities.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and $62,526 and $0 of accrued interest and penalties, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its tax position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was $34,339 and $67,879 for the three and six months ended June 30, 2026, respectively; and $37,507 and $94,242 for the three and six months ended June 30, 2025, respectively.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. As of June 30, 2026, the Company’s outstanding rights are contingently convertible into shares of common stock only upon the consummation of a Business Combination. Because this contingency had not been satisfied as of June 30, 2026, the rights are excluded from the calculation of diluted net income (loss) per share. The Company did not have any other dilutive securities or contracts outstanding as of June 30, 2026 that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025
Redeemable common stock subject to possible redemption
Numerator:
Net income (loss) attributable to redeemable common stock subject to possible redemption	$401,563	$(275,883)
Denominator: Weighted average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	1,700,703	1,700,703
Basic and diluted net income (loss) per share, redeemable common stock	$0.24	$(0.16)

Non-redeemable common stock
Numerator:
Net income (loss)	$884,904	$(607,950)
Less: Net income (loss) attributable to common stock subject to possible redemption	$401,563	$(275,883)
Net income (loss) attributable to non-redeemable common stock	$483,341	$(332,067)
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,047,045	2,047,045
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.24	$(0.16)

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Redeemable common stock subject to possible redemption
Numerator:
Net income (loss) attributable to redeemable common stock subject to possible redemption	$395,428	$(394,941)
Denominator: Weighted average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	1,700,703	1,987,957
Basic and diluted net income (loss) per share, redeemable common stock	$0.23	$(0.20)

Non-redeemable common stock
Numerator:
Net income (loss)	$871,383	$(801,621)
Less: Net income (loss) attributable to common stock subject to possible redemption	$395,428	$(394,941)
Net income (loss) attributable to non-redeemable common stock	$475,955	$(406,680)
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,047,045	2,047,045
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.23	$(0.20)

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. Accordingly, as of June 30, 2026 and December 31, 2025, 1,700,703 shares of common stock were presented at redemption value as temporary equity, outside of the stockholder’s equity section of the Company’s balance sheet. The common stock subject to possible redemption was recorded at approximately $20.0 million and $19.3 million as of June 30, 2026 and December 31, 2025, respectively.

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

The CODM uses net income (loss), as reported on the accompanying statements of operations, as the measure of segment profit or loss to assess the Company’s performance and allocate resources.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, formation and operational costs and interest earned on cash and investments held in Trust Account which include the accompanying statements of operations.

The significant segment expenses and other segment items included in the measure of segment profit or loss, which are reviewed by our CODM on a regular basis, consist of interest earned on cash and investments held in Trust Account and formation and operational costs. The CODM reviews interest earned on cash and investments held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operational costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

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

Note 5 — Related Party Transactions

Founder Shares

On May 17, 2023, the Company issued 1,725,000 shares of common stock to the Initial Stockholders (the “Founder Shares”) for an aggregated consideration of $25,000, or approximately $0.0145 per share. The Initial Stockholders have agreed to forfeit up to 225,000 Founder Shares to the extent that the over-allotment option is not exercised in full so that the Initial Stockholders collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any Public Shares in the IPO and excluding the Private Units). As a result of the underwriters’ full exercise of the over-allotment option on October 11, 2023, no Founder Share were forfeited. As of June 30, 2026 and December 31, 2025, 1,725,000 Founder Shares were issued and outstanding.

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

Due to Related Party

As of June 30, 2026 and December 31, 2025, amounts due to related party were $311,000 and $291,765, respectively. The increase during the period was primarily due to sponsor and related-party funding and administrative support amounts recorded during the quarter.

Promissory Note — Related Party

As of June 30, 2026 and December 31, 2025, the Company had $570,000 and $160,000 outstanding under promissory notes due to related party, respectively. The Company also had no outstanding under a promissory note with KM QUAD as of June 30, 2026 and $1,040,000 as of December 31, 2025. The Promissory Note is unsecured, interest-free and due on the earlier date of (i) consummation of the Business Combination, (ii) a breach by the Company of any its obligations under the Promissory Note, (iii) the termination of the proposed Business Combination, or (iv) expiration of the Combination Period.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the working capital loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on October 5, 2023 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. The Company recorded $30,000 and $60,000 of related party administrative fees for each of the three and six months ended June 30, 2026 and 2025. The amount due and recorded in due to related party-administration as of June 30, 2026 and December 31, 2025 was $60,000 and $0, respectively.

Other

On December 26, 2024, the Company engaged Celine & Partners PLLC (“Celine”) to represent them for all U.S. corporate and securities compliance matters. Celine is controlled by Ms. Celine Chen, who is the wife of Mr. Hui Chen, the Company’s former CEO and director. A flat fee of $10,000 per month is charged for the ongoing public reports such as Form 10-Qs, 10-Ks, Form 8-Ks and press releases. For each extension of time to consummate an initial business combination, a fee of $40,000 is charged for filing the Pre-14A and Def-14A. The Company recorded $80,000 and $100,000 of fees for the six months ended June 30, 2026 and 2025 respectively. The amount due and recorded in due to Celine. Which is included in accounts payable and accrued expenses as of June 30, 2026 and December 31, 2025 was $70,000 and $10,000, respectively.

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

Note 7 — Stockholders’ Deficit

Common Stock — The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As a result of the underwriters’ full exercise of the over-allotment option on October 11, 2023, there are no Founder Share subject to forfeiture. As of June 30, 2026 and December 31, 2025, there were 2,047,045 shares of common stock issued and outstanding, excluding 1,700,703 shares of common stock subject to possible redemption as of both dates.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash and Investments held in Trust Account	$19,854,590	$19,854,590	-	-

	December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash and Investments held in Trust Account	$19,233,261	$19,233,261	-	-

Note 9 — Promissory Note – KM QUAD

In November 2024, February 2025 and May 2025, the Company issued unsecured promissory notes in the aggregate principal amount of $500,000, $250,000 and $290,000, respectively (collectively the “KM QUAD Notes”) to KM QUAD in connection with the Business Combination. The KM QUAD Notes are unsecured, interest-free and due on the earlier date of (i) consummation of the Business Combination, (ii) a breach by the Company of any its obligations under the KM QUAD Notes, (iii) the termination of the proposed Business Combination, or (iv) expiration of the Combination Period (as defined in the KM QUAD Notes). KM QUAD will have the right to convert all or any part of the outstanding and unpaid amount of the KM QUAD Notes into shares of common stock, or other securities, at $10 per share upon the consummation of the Business Combination. As of June 30, 2026 and December 31, 2025, no amount and $1,040,000 were outstanding under the KM QUAD Notes, respectively. On January 15, 2026, the Business Combination Agreement with KM QUAD was terminated. As a result, the KM QUAD Notes became due and payable in accordance with their terms.

On April 30, 2026, KM QUAD released and discharged the Company from all obligations under the KM QUAD Notes, including the outstanding principal balance of $1,040,000. This was recorded as gain on forgiveness of promissory notes in the consolidated statement of operations.

Note 10 — Due to SKG

On March 6, 2026, in connection with the Business Combination Agreement, SKG agreed to fund extension payments in an amount equal to $60,000 per monthly extension for six extensions commencing on March 10, 2026 and ending on August 9, 2026. As of June 30, 2026, $300,000 was due to SKG, representing five monthly extension fees of $60,000 each.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Based on this review, other than as disclosed below, management did not identify any events or transactions that would require adjustment to, or disclosure in, the accompanying financial statements.

On July 10, 2026 and August 10, 2026, an aggregate of $120,000 was deposited into the Trust Account for the benefit of the Company’s public stockholders. The payment extended the period within which the Company must consummate its initial business combination by two months, from July 10, 2026 to September 10, 2026.

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

On July 6, 2026, the chief executive officer of SKG discussed in an interview published by Sing Tao Headline SKG’s strategic partnership with KEC (Hong Kong) Limited, a subsidiary of KLN Logistics Group Limited, to jointly develop a cross-border e-commerce logistics platform, with SKG providing the technology platform and KEC contributing order volume and operational resources. SKG’s chief executive officer also discussed SKG’s plans to expand into additional overseas markets and to introduce a software-as-a-service platform intended for small and medium-sized enterprise customers. The proposed Business Combination remains subject to customary closing conditions, including regulatory review and shareholder approvals.

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

Following the January Special Meeting, the Company deposited $60,000 into the trust account for each monthly extension from January 2025 through August 2026, thereby extending the date by which the Company could complete a business combination to September 10, 2026.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our activities for the three months ended June 30, 2026 consisted primarily of identifying and evaluating target businesses, negotiating and entering into the Business Combination Agreement with Smart Kreate Group Limited and related parties, maintaining our public company status, funding monthly extension deposits, and managing Trust Account and working capital activities. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We generate non-operating income in the form of interest income on cash and investments held in the Trust Account. We expect to continue to incur expenses as a public company, including legal, financial reporting, accounting and auditing compliance costs, as well as due diligence and transaction-related expenses in connection with identifying and completing an initial business combination.

For the three months ended June 30, 2026, we had net income of $884,904, which consisted of interest earned on cash and investments held in the Trust Account of $173,286, gain on forgiveness of promissory note of $1,040,000, interest income of $432, partially offset by formation and operational costs of $191,749, related party administrative fees of $30,000, franchise tax expense of $10,200, income tax expense of $34,339 and interest and penalties on excise tax of $62,526.

For the three months ended June 30, 2025, we had a net loss of $607,950, which consisted of formation and operational costs of $723,999, related party administrative fees of $30,000, franchise tax expense of $10,200, and income tax expense of $37,507, partially offset by interest income of $1,391 and interest earned on cash and investments held in the Trust Account of $192,365.

The increase in net income for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to a gain on forgiveness of promissory loan, interest earned on cash and investments held in the Trust Account, partially offset by lower formation and operational costs.

For the six months ended June 30, 2026, we had net income of $871,383, which consisted of interest earned on cash and investments held in the Trust Account of $342,988, gain on forgiveness of promissory note of $1,040,000, interest income of $442, partially offset by formation and operational costs of $301,442, related party administrative fees of $60,000, franchise tax expense of $20,200, interest and penalties on excise tax payable of $62,526 and income tax expense of $67,879.

For the six months ended June 30, 2025, we had a net loss of $801,621, which consisted of formation and operational costs of $1,101,101, related party administrative fees of $60,000, franchise tax expense of $20,200, and income tax expense of $94,242, partially offset by interest income of $7,560 and interest earned on cash and investments held in the Trust Account of $466,362.

The increase in net income for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to a gain on forgiveness of promissory loan and a decrease in formation and operational costs, partially offset by lower interest earned on cash and investments held in the Trust Account and interest and penalties on excise tax payable incurred in 2026.

Liquidity and Capital Resources

On January 10, 2025, in connection with the special meeting of stockholders, holders of 5,199,297 shares exercised their right to redeem such shares for a pro rata portion of the funds held in the trust account. As a result, approximately $55.2 million was removed from the trust account to pay such redeeming stockholders, and approximately $18.0 million remained in the trust account following such redemptions. Following the January 10, 2025 special meeting, the Company was permitted to extend the date by which it must consummate a business combination from January 10, 2025 to October 10, 2026 on a month-by-month basis, by up to twenty-one one-month extensions, by depositing $60,000 into the trust account for each such one-month extension. The Company deposited $60,000 for each monthly extension through June 2026. Subsequent to June 30, 2026, the Company deposited an additional $120,000 for the July and August 2026 extension.

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

As of June 30, 2026, the Company had cash of $4,575, cash and investments held in the Trust Account of $19,854,590, and a working capital deficit of $2,380,850. As of December 31, 2025, the Company had cash of $1,195 and a working capital deficit of $2,630,904. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. There is no assurance that the Company’s plans to raise capital will be successful. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern, within one year after the date that the consolidated financial statements are issued. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The consolidated financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Following the January 10, 2025 special meeting, the Company was permitted to extend the date by which it must consummate a business combination from January 10, 2025 to October 10, 2026 on a month-by-month basis, by up to twenty-one one-month extensions, by depositing $60,000 into the Trust Account for each such one-month extension. As of June 30, 2026, the Company had made the required monthly extension payments through June 2026, extending the deadline to complete an initial business combination to July 10, 2026. Subsequent to June 30, 2026, on July 10, 2026 and on August 10, 2026, an additional $120,000 was deposited into the Trust Account, extending the deadline from July 10, 2026 to September 10, 2026.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Administrative Services Agreement

We have entered into an administrative services agreement pursuant to which we will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. For the three and six months ended June 30, 2026, the Company incurred $30,000 and $60,000 in administrative fees. As of June 30, 2026 and December 31, 2025, the Company had accrued administrative fees due to the Sponsor of $60,000 and $0, respectively.

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

Promissory Note in Connection with Extension Payments

The KM QUAD Merger Agreement provided that, in the event that the closing of the KM QUAD Business Combination does not occur by February 10, 2025, the Company shall have the right to extend the time to complete the KM QUAD Business Combination up to twenty-one (21) times for one month each time until October 10, 2026. QUAD would be responsible for the extension fees covering nine extensions over nine months, in total amount of $540,000.

On or before February 14, 2025, KM QUAD wired the first installment of the prepaid extension fees, in the amount of $250,000, to the Company’s designated bank account in exchange for a promissory note issued by the Company. KM QUAD wired the second installment of the prepaid extension fees, in the amount of $290,000, to the Company’s designated bank account on or before April 20, 2025 in exchange for a promissory note issued by the Company. If the closing of the KM QUAD Business Combination does not occur prior to October 10, 2025 due to a delay in obtaining CSRC approvals, KM QUAD would be responsible for any extension fees and other related fees incurred by the Company beyond October 10, 2025 not to exceed $100,000 per month. If the closing of the KM QUAD Business Combination or termination of the Agreement occurs prior to October 10, 2025, the Company would return the remaining balance of the prepaid extension fees, if any, to KM QUAD on a pro rata basis. Alternatively, at the closing of the KM QUAD Business Combination, the Company would have the right to convert any prepaid extension fees that were paid and not returned into Purchaser Class A Ordinary Shares at $10.00 per share.

As of December 31, 2025, the KM QUAD Business Combination had not been consummated. Subsequent to December 31, 2025, on January 15, 2026, the parties entered into a Termination Agreement pursuant to which the KM QUAD Merger Agreement was terminated by mutual consent.

On April 30, 2026, KM QUAD released and discharged the Company from all obligations under the KM QUAD Notes, including the outstanding principal balance of $500,000 and extension fee of $540,000.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2026, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective at a reasonable assurance level as of June 30, 2026 due to the material weakness in our internal controls as a result of inadequate segregation of duties within accounting processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2026, no director or officer of the Company adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, in each case, as defined in Item 408 of Regulation S-K.

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

QUETTA ACQUISITION CORPORATION

Date: August 14, 2026	By:	/s/ Zihan Chen
	Name:	Zihan Chen
	Title:	Chairperson, Chief Executive Officer
(Principal Executive Officer)

