Form 10-Q
period 2026-09-30
Quetta Acquisition Corp
filed 2026-11-13
CIK 1978528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-41832

Quetta Acquisition Corporation

(Exact name of registrant as specified in its charter)

Delaware	93-1358026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1185 Avenue of the Americas, Suite 337, New York, NY 10036

(Address of Principal Executive Offices, including zip code)

(212) 574-4425

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	QETA	OTC Markets Group
Rights	QETAR	OTC Markets Group
Units	QETAU	OTC Markets Group

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

As of November 11, 2026, there were 2,196,905 shares of the registrant’s common stock, including shares of common stock underlying the units , $0.0001 par value per share, issued and outstanding.

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

QUETTA ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash	$384	$1,195
Prepaid expenses and other assets	32,958	8,334
Other current asset	19,663	12,902
Total Current Assets	53,005	22,431

Cash and investments held in Trust Account	20,216,920	19,233,261
Total Assets	$20,269,925	$19,255,692

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Due to related party - administrative fee	$90,000	$-
Due to related party	498,500	291,765
Due to SKG	360,000	-
Other Liability	-	48,235
Accounts payable and accrued expenses	665,515	561,813
Franchise tax payable	17,498	-
Excise tax payable	707,897	551,522
Promissory note –related party	570,000	160,000
Promissory note – KM QUAD	-	1,040,000
Total Current Liabilities	2,909,410	2,653,335

Deferred underwriting fee payable	2,415,000	2,415,000
Total Liabilities	5,324,410	5,068,335

Commitments and Contingencies
Common stock subject to possible redemption, $0.0001 par value; 20,000,000 shares authorized; 1,700,703 shares issued and outstanding at redemption value of $11.89 and $11.34 as of September 30, 2026 and December 31, 2025, respectively	20,218,674	19,294,398

Stockholders’ Deficit
Common stock, $0.0001 par value; 20,000,000 shares authorized; 2,047,045 shares issued and outstanding (excluding 1,700,703 shares subject to possible redemption as of September 30, 2026 and December 31, 2025, respectively)	204	204
Accumulated deficit	(5,273,363)	(5,107,245)
Total Stockholders’ Deficit	(5,273,159)	(5,107,041)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,269,925	$19,255,692

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUETTA ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Formation and operation costs	$125,372	$144,254	$426,814	$1,245,355
Related Party Administrative Fees	30,000	30,000	90,000	90,000
Franchise tax expenses	10,200	19,880	30,400	40,080
Loss from operations	(165,572)	(194,134)	(547,214)	(1,375,435)

Other Income (expense):
Interest income	18	693	460	8,253
Interest earned on cash and investments held in Trust Account	182,329	195,644	525,317	662,006
Gain on forgiveness of promissory notes	-	-	1,040,000	-
Interest and penalties on excise tax payable	(93,849)	-	(156,375)	-
(Loss) income before income taxes	(77,074)	2,203	862,188	(705,176)

Provision for income taxes	(36,151)	(37,056)	(104,030)	(131,298)
Net (loss) income	$(113,225)	$(34,853)	$758,158	$(836,474)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	1,700,703	1,700,703	1,700,703	1,891,153
Basic and diluted net (loss) income per share, redeemable common stock	$(0.03)	$(0.01)	$0.20	$(0.21)

Basic and diluted weighted average shares outstanding, common stock	2,047,045	2,047,045	2,047,045	2,047,045
Basic and diluted net (loss) income per share, non redeemable common stock	$(0.03)	$(0.01)	$0.20	$(0.21)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUETTA ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three and Nine Months ended September 30, 2026

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance–December 31, 2025	2,047,045	$204	$-	$(5,107,245)	$(5,107,041)
Remeasurement of common stock subject to possible redemption	-	-	-	(193,687)	(193,687)
Extension fees attributable to common stock subject to redemption	-	-	-	(180,000)	(180,000)
Net loss	-	-	-	(13,521)	(13,521)
Balance–March 31, 2026	2,047,045	$204	$-	$(5,494,453)	$(5,494,249)
Remeasurement of common stock subject to possible redemption	-	-	-	(54,611)	(54,611)
Extension fees attributable to common stock subject to redemption	-	-	-	(180,000)	(180,000)
Net income	-	-	-	884,904	884,904
Balance–June 30, 2026	2,047,045	$204	$-	$(4,844,160)	$(4,843,956)
Remeasurement of common stock subject to possible redemption	-	-	-	(135,978)	(135,978)
Extension fees attributable to common stock subject to redemption	-	-	-	(180,000)	(180,000)
Net loss	-	-	-	(113,225)	(113,225)
Balance – September 30, 2026	2,047,045	$204	$-	$(5,273,363)	$(5,273,159)

For the Three and Nine Months ended September 30, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance–December 31, 2024	2,047,045	$204	$-	$(2,466,136)	$(2,465,932)
Remeasurement of common stock subject to possible redemption	-	-	-	(207,262)	(207,262)
Extension fees attributable to common stock subject to redemption	-	-	-	(180,000)	(180,000)
Excise tax imposed on common stock redemptions	-	-	-	(551,522)	(551,522)
Net loss	-	-	-	(193,671)	(193,671)
Balance–March 31, 2025	2,047,045	$204	$-	$(3,598,591)	$(3,598,387)

Remeasurement of common stock subject to possible redemption	-	-	-	(143,618)	(143,618)
Extension fees attributable to common stock subject to redemption	-	-	-	(180,000)	(180,000)
Net loss	-	-	-	(607,950)	(607,950)
Balance–June 30, 2025	2,047,045	$204	$-	$(4,530,159)	$(4,529,955)
Remeasurement of common stock subject to possible redemption	-	-	-	(138,708)	(138,708)
Extension fees attributable to common stock subject to redemption	-	-	-	(180,000)	(180,000)
Net loss	-	-	-	(34,853)	(34,853)
Balance–September 30, 2025	2,047,045	$204	$-	$(4,883,720)	$(4,883,516)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUETTA ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$758,158	$(836,474)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(525,317)	(662,006)
Gain on forgiveness of promissory notes	(1,040,000)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(31,385)	(24,268)
Prepaid franchise and income taxes	-	(17,298)
Accounts payable and accrued expenses	109,902	563,761
Income tax payable	-	(931,118)
Franchise tax payable	17,498	(66,000)
Excise tax payable	156,375	-
Due to related party	-	96,049
Due to related party - administrative fee	90,000	-
Net cash used in operating activities	(464,769)	(1,877,354)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay redeemed public stockholders	-	55,152,224
Cash deposited into Trust Account for term extensions	(540,000)	(540,000)
Cash deposited into Trust Account for repayment of amount previously withdrawn	(48,235)	-
Cash withdrawn from Trust Account to pay taxes	123,693	231,685
Net cash provided by (used in) investing activities	(464,542)	54,843,909

Cash Flows from Financing Activities:
Proceeds from related party	211,500	-
Repayment to related party	(53,000)	-
Payment to redeemed public stockholders	-	(55,152,224)
Proceeds from SKG	360,000	-
Proceeds from promissory note - related party	410,000	100,000
Proceeds from promissory note - KM QUAD	-	540,000
Net cash provided by (used in) financing activities	928,500	(54,512,224)

Net Changes in Cash	(811)	(1,545,669)
Cash - Beginning of period	1,195	1,554,737
Cash - End of period	$384	$9,068

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$123,693	$960,350
Supplemental Disclosure of Non-cash Financing Activities:
Extension fees attributable to common stock subject to redemption	$540,000	$540,000
Excise tax imposed on common stock redemptions	$-	$551,522
Remeasurement of common stock subject to possible redemption	$384,276	$489,588

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

As of September 30, 2026, the Company had not commenced any operations. During the nine months ended September 30, 2026, the Company’s activities primarily involved maintaining its public company status and pursuing an initial Business Combination, including the proposed transaction with SKG described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. The Company’s sponsor is Yocto Investments LLC (the “Sponsor”), a Delaware limited liability company.

The registration statement for the Company’s IPO became effective on October 5, 2023. On October 11, 2023, the Company consummated the IPO of 6,900,000 units (the “Public Units”), including the full exercise of the over-allotment option of 900,000 Units granted to the underwriters. The Public Units were sold at an offering price of $10.00 per unit generating gross proceeds of $69,000,000. Simultaneously with the IPO, the Company sold to its Sponsor 253,045 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $2,530,450, which is described in Note 4.

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

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). The Public Shares subject to possible redemption are measured at redemption value and classified as temporary equity in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity,” as described in Note 2.

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

As of September 30, 2026, the deadline for the Company to complete its initial Business Combination had been extended to October 10, 2026, pursuant to the monthly extension provisions approved by stockholders in January 2025. Each monthly extension required a deposit of $60,000 into the Trust Account. Additional extensions approved and implemented after September 30, 2026 are described in Note 11.

Termination of Merger Agreement with KM QUAD

On February 14, 2025, Quetta entered into an Agreement and Plan of Merger (the “KM QUAD Merger Agreement”) with KM QUAD, a Cayman Islands exempted company (“KM QUAD”), Quad Global, Quad Group Inc. (“Quad Group”), certain shareholders of KM QUAD and the shareholders’ representative. The KM QUAD Merger Agreement contemplated, among other things, the redomestication of Quetta into Quad Global (the “Purchaser”) by means of a merger of Quetta with and into Quad Global, with Quad Global surviving, and the acquisition by the Purchaser, through the merger of Quad Group with and into KM QUAD, of 100% of the issued and outstanding equity interests of KM QUAD. The aggregate consideration payable to KM QUAD shareholders was $300 million, payable in newly issued Purchaser ordinary shares valued at $10.00 per share. The KM QUAD Merger Agreement also contained customary representations, warranties and covenants of the parties, including provisions relating to the allocation of certain transaction costs, public company expenses and extension-related fees.

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

Shareholder Support Agreement

On or around the date of the BCA , certain shareholders of SKG entered into Shareholder Support Agreements with QETA, SKG and PubCo (the “Shareholder Support Agreement”), pursuant to which each such shareholder of SKG has agreed to, among other things, (i) vote all shares of SKG held by such shareholder in favor of the transactions contemplated by the BCA and the other transaction documents, (ii) vote against any proposals that would or would be reasonably likely to in any material respect impede the transactions contemplated by the BCA, (iii) not transfer any share of SKG until termination of the Shareholder Support Agreement, and (iv) within certain periods of time from the closing of the Business Combination and subject to certain exceptions, not sell, transfer, tender, grant, pledge, assign or otherwise dispose of (including by gift, tender or exchange offer, merger or operation of law), encumber, hedge or utilize a derivative to transfer the economic interest in any of the shares of PubCo issued in connection with the Acquisition Merger or upon settlement of equity awards issued by PubCo.

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

Going Concern Consideration

As of September 30, 2026, the Company had cash of $384 and a working capital deficit of $2,856,405. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. There is no assurance that the Company’s plans to raise capital will be successful. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

The IR Act tax provisions had an impact on the Company’s tax provisions as a result of redemptions by public stockholders in January 2025. The Company previously recorded an excise tax liability of $551,522 related to such redemptions. The excise tax payable balance was $707,897 as of September 30, 2026 and $551,522 as of December 31, 2025. There were no additional redemptions during the nine months ended September 30, 2026. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 8% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid until paid in full. The excise tax was due on April 30, 2026 and remained unpaid as of September 30, 2026. The Company recognized additional interest and penalties of $156,375 as of September 30, 2026.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on April 23, 2026. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected through December 31, 2026 or for any future periods.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Quad Global Inc., a Cayman Islands exempted company, and Quad Group Inc., a Cayman Islands exempted company and wholly owned subsidiary of Quad Global Inc. (see Note 1). All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $384 and $1,195 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Cash and Investments Held in Trust Account

As of September 30, 2026 and December 31, 2025, the Company had $20,216,920 and $19,233,261, respectively, in cash and investments held in the Trust Account comprised of money market funds that invest in U.S. government securities.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties related to unrecognized tax benefits. Interest and penalties on the Company’s unpaid excise tax liability of $156,375 and $0, respectively, which is not an income tax within the scope of ASC 740, are recognized separately and included in excise tax payable on the accompanying consolidated balance sheets (see Note 1). The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its tax position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was $36,151 and $104,030 for the three and nine months ended September 30, 2026, respectively; and $37,056 and $131,298 for the three and nine months ended September 30, 2025, respectively.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. As of September 30, 2026, the Company’s outstanding rights are contingently convertible into shares of common stock only upon the consummation of a Business Combination. Because this contingency had not been satisfied as of September 30, 2026, the rights are excluded from the calculation of diluted net income (loss) per share. The Company did not have any other dilutive securities or contracts outstanding as of September 30, 2026 that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025
Redeemable common stock subject to possible redemption
Numerator:
Net (loss) income attributable to redeemable common stock subject to possible redemption	$(51,381)	$(15,816)
Denominator: Weighted average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	1,700,703	1,700,703
Basic and diluted net (loss) income per share, redeemable common stock	$(0.03)	$(0.01)

Non-redeemable common stock
Numerator:
Net (loss)	$(113,225)	$(34,853)
Less: Net (loss) income attributable to common stock subject to possible redemption	$(51,381)	$(15,816)
Net income (loss) income attributable to non-redeemable common stock	$(61,844)	$(19,037)
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,047,045	2,047,045
Basic and diluted net (loss) income per share, non-redeemable common stock	$(0.03)	$(0.01)

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Redeemable common stock subject to possible redemption
Numerator:
Net income (loss) attributable to redeemable common stock subject to possible redemption	$344,047	$(401,681)
Denominator: Weighted average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	1,700,703	1,891,153
Basic and diluted net income (loss) per share, redeemable common stock	$0.20	$(0.21)

Non-redeemable common stock
Numerator:
Net income (loss)	$758,158	$(836,474)
Less: Net income (loss) attributable to common stock subject to possible redemption	$344,047	$(401,681)
Net income (loss) attributable to non-redeemable common stock	$414,111	$(434,793)
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,047,045	2,047,045
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.20	$(0.21)

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. Accordingly, as of September 30, 2026 and December 31, 2025, 1,700,703 shares of common stock were presented at redemption value as temporary equity, outside of the stockholder’s equity section of the Company’s balance sheet. The common stock subject to possible redemption was recorded at approximately $20.2 million and $19.3 million as of September 30, 2026 and December 31, 2025, respectively.

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

Note 5 — Related Party Transactions

Founder Shares

On May 17, 2023, the Company issued 1,725,000 shares of common stock to the Initial Stockholders (the “Founder Shares”) for an aggregated consideration of $25,000, or approximately $0.0145 per share. The Initial Stockholders have agreed to forfeit up to 225,000 Founder Shares to the extent that the over-allotment option is not exercised in full so that the Initial Stockholders collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any Public Shares in the IPO and excluding the Private Units). As a result of the underwriters’ full exercise of the over-allotment option on October 11, 2023, no Founder Share were forfeited. As of September 30, 2026 and December 31, 2025, 1,725,000 Founder Shares were issued and outstanding.

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

Due to Related Party

As of September 30, 2026 and December 31, 2025, amounts due to related party were $498,500 and $291,765, respectively. During the nine months ended September 30, 2026, the Sponsor advanced $211,500 to the Company, including $120,000 used to fund the February and September 2026 monthly extension deposits into the Trust Account, and the Company repaid $53,000 of such advances. The balance also reflects $48,235 previously presented as other liability at December 31, 2025, which was settled by the Sponsor on the Company’s behalf in June 2026 and is now included in amounts due to related party. The advances are unsecured, non-interest bearing and have no fixed repayment terms.

Promissory Note — Related Party

As of September 30, 2026 and December 31, 2025, the Company had $570,000 and $160,000 outstanding under promissory notes due to related party, respectively. The Company also had no outstanding under a promissory note with KM QUAD as of September 30, 2026 and $1,040,000 as of December 31, 2025. The Promissory Note is unsecured, interest-free and due on the earlier date of (i) consummation of the Business Combination, (ii) a breach by the Company of any its obligations under the Promissory Note, (iii) the termination of the proposed Business Combination, or (iv) expiration of the Combination Period.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the working capital loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on October 5, 2023 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. The Company recorded $30,000 and $90,000 of related party administrative fees for each of the three and nine months ended September 30, 2026 and 2025. The amount due and recorded in due to related party-administration as of September 30, 2026 and December 31, 2025 was $90,000 and $0, respectively.

Other

On December 26, 2024, the Company engaged Celine & Partners PLLC (“Celine”) to represent it in connection with U.S. corporate and securities compliance matters. Celine is controlled by Ms. Celine Chen, who is the wife of Mr. Hui Chen, the Company’s former CEO and director. A flat fee of $10,000 per month is charged for the ongoing public reports such as Form 10-Qs, 10-Ks, Form 8-Ks and press releases. For each extension of time to consummate an initial business combination, a fee of $40,000 is charged for filing the Pre-14A and Def-14A. The Company recorded $30,000 and $110,000 of fees for the three and nine months ended September 30, 2026, respectively, and $100,000 of fees for the nine months ended September 30, 2025. Amounts payable to Celine, included in accounts payable and accrued expenses, were $80,000 and $10,000 as of September 30, 2026, and December 31, 2025, respectively.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares issued and outstanding on October 5, 2023, as well as the holders of the private units and any shares of the Company’s insiders, officers, directors or their affiliates may be issued in payment of working capital loans and extension loans made to the Company (and any shares of common stock issuable upon conversion of the underlying the private rights), are entitled to registration rights pursuant to the registration rights agreement entered into in connection with the IPO. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private units and units issued in payment of working capital loans made to us can elect to exercise these registration rights at any time commencing on the date that the Company consummate an initial business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 — Stockholders’ Deficit

Common Stock — The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As a result of the underwriters’ full exercise of the over-allotment option on October 11, 2023, there are no Founder Share subject to forfeiture. As of September 30, 2026 and December 31, 2025, there were 2,047,045 shares of common stock issued and outstanding, excluding 1,700,703 shares of common stock subject to possible redemption as of both dates.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash and Investments held in Trust Account	$20,216,920	$20,216,920	-	-

	December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash and Investments held in Trust Account	$19,233,261	$19,233,261	-	-

Note 9 — Promissory Note – KM QUAD

In November 2024, February 2025 and May 2025, the Company issued unsecured promissory notes in the aggregate principal amount of $500,000, $250,000 and $290,000, respectively (collectively the “KM QUAD Notes”) to KM QUAD in connection with the Business Combination. The KM QUAD Notes were unsecured, interest-free and were payable upon the earliest of (i) consummation of the Business Combination, (ii) a breach by the Company of any its obligations under the KM QUAD Notes, (iii) the termination of the proposed Business Combination, or (iv) expiration of the Combination Period (as defined in the KM QUAD Notes). Under the KM QUAD Notes, KM QUAD had the right to convert all or any portion of the outstanding and unpaid principal into shares of common stock or other securities at $10 per share upon consummation of the contemplated business combination with KM QUAD. As of September 30, 2026 and December 31, 2025, no amount and $1,040,000 were outstanding under the KM QUAD Notes, respectively. On January 15, 2026, the Business Combination Agreement with KM QUAD was terminated. As a result, the KM QUAD Notes became due and payable in accordance with their terms.

On April 30, 2026, KM QUAD released and discharged the Company from all obligations under the KM QUAD Notes, including the outstanding principal balance of $1,040,000. This was recorded as gain on forgiveness of promissory notes in the consolidated statement of operations for the nine months ended September 30, 2026.

Note 10 — Due to SKG

In connection with the proposed Business Combination with SKG, under Section 8.07 of the BCA, SKG agreed to fund extension payments of $60,000 per extension for six extensions commencing on March 10, 2026 and ending on August 9, 2026 (the “Extension Period”), to be deposited directly into the Trust Account. For any extension beyond the Extension Period, the BCA provides that the Company and SKG will consult in good faith regarding the terms of such extension and that, except as otherwise expressly provided in the BCA, the Company is responsible for the related extension fees.

During the nine months ended September 30, 2026, SKG deposited six monthly extension payments totaling $360,000 (March through August 2026) directly into the Trust Account. The January, February and September 2026 extension payments were funded by the Company with proceeds of promissory notes and advances from the Sponsor (see Note 5). The amounts funded by SKG are unsecured, non-interest bearing and not due on demand, are not convertible into securities of the Company, and the BCA does not provide for the payment of interest on, or any fixed maturity for, such amounts. The Company has recorded the amounts funded by SKG as a current liability, as they are expected to be settled in connection with the consummation of the Business Combination, which the Company expects to occur within twelve months of the balance sheet date. The BCA does not specify the treatment of such amounts in the event the BCA is terminated. Amounts due to SKG were $360,000 and $0 as of September 30, 2026 and December 31, 2025, respectively, and no repayments had been made.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Based on this review, other than as disclosed below, management did not identify any events or transactions that would require adjustment to, or disclosure in, the accompanying financial statements.

Extension Approval and Redemptions

On October 9, 2026, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s third amended and restated certificate of incorporation to permit the Company to extend the deadline by which it must consummate an initial business combination from October 10, 2026 to October 10, 2027, or such earlier date as the Company’s board of directors may determine, through up to twelve successive one-month extensions, subject to the deposit of $5,000 into the Trust Account for each such extension.

In connection with the Special Meeting, holders of 1,550,843 shares of common stock properly exercised their right to redeem such shares at a redemption price of approximately $11.89 per share, for an aggregate redemption amount of approximately $18.4 million. Following the redemptions, 149,860 shares of common stock remained issued and outstanding.

October and November extension payments

On October 10, 2026, the Trust Account received an extension deposit of $5,000. This payment extended the Company’s Business Combination deadline by one month, to November 10, 2026.

On November 9, 2026, the Trust Account received an extension deposit of $5,000. This payment extended the Company’s Business Combination deadline by one month, to December 10, 2026.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information regarding factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the risk factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on April 23, 2026, and in the Company’s subsequent SEC filings. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Following the January Special Meeting, the Company deposited $60,000 into the trust account for each monthly extension from January 2025 through September 2026, thereby extending the date by which the Company could complete a business combination to October 10, 2026. As of September 30, 2026, the deadline for the Company to complete an initial Business Combination had been extended to October 10, 2026.

October 2026 Special Meeting and Extension Amendment

On October 9, 2026, the Company held a special meeting of stockholders (the “October 2026 Special Meeting”). At the October 2026 Special Meeting, stockholders approved an amendment to the Company’s third amended and restated certificate of incorporation to permit the Company to extend the deadline by which it must consummate an initial business combination from October 10, 2026 to October 10, 2027, or such earlier date as the Company’s board of directors may determine, through up to twelve successive one-month extensions, subject to the deposit of $5,000 into the trust account for each such extension. The $5,000 monthly extension deposit replaced the $60,000 monthly deposit required under the January 2025 extension amendment.

In connection with the October 2026 Special Meeting, holders of 1,550,843 shares of common stock properly exercised their right to redeem such shares at a redemption price of approximately $11.89 per share, for an aggregate redemption amount of approximately $18.4 million, which was paid from the trust account in October 2026. Following the redemptions, 149,860 public shares remained issued and outstanding.

On October 10, 2026, $5,000 was deposited into the trust account, extending the date by which the Company must consummate an initial business combination from October 10, 2026 to November 10, 2026.

On November 9, 2026, $5,000 was deposited into the trust account, extending the date by which the Company must consummate an initial business combination from November 10, 2026 to December 10, 2026.

Delisting from Nasdaq

On October 7, 2026, the Company received a notice from Nasdaq stating that, because the Company had not completed an initial business combination within 36 months of the effectiveness of its IPO registration statement as required by Nasdaq Listing Rule IM-5101-2, Nasdaq had determined to delist the Company’s common stock, rights and units. The Company did not appeal the determination. Trading in the Company’s securities on Nasdaq was suspended on October 14, 2026, and Nasdaq filed a Form 25-NSE with the SEC to remove the Company’s securities from listing and registration on Nasdaq. The Company’s common stock, units and rights are quoted on the OTC Pink market under the symbols “QETA,” “QETAU” and “QETAR,” respectively. The delisting does not affect the Company’s obligation to file periodic reports with the SEC, and the Company intends to continue to pursue the proposed Business Combination with SKG. As a result of the delisting, the Company is no longer required to satisfy the Nasdaq 80% fair market value test described in Note 1 to the financial statements.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our activities for the three and nine months ended September 30, 2026 consisted primarily of identifying and evaluating target businesses and pursuing the proposed Business Combination with Smart Kreate Group Limited (the “SKG”) and related parties pursuant to the BCA entered into on March 6, 2026, maintaining our public company status, funding monthly extension deposits, and managing Trust Account and working capital activities. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We generate non-operating income in the form of interest income on cash and investments held in the Trust Account. We expect to continue to incur expenses as a public company, including legal, financial reporting, accounting and auditing compliance costs, as well as due diligence and transaction-related expenses in connection with identifying and completing an initial business combination.

For the three months ended September 30, 2026, we had net loss of $113,225, which consisted of formation and operational costs of $125,372, related party administrative fees of $30,000, franchise tax expense of $10,200, interest and penalties on excise tax payable of $93,849 and income tax expense of $36,151, partially offset by interest income of $18 and interest earned on cash and investments held in the Trust Account of $182,329.

For the three months ended September 30, 2025, we had net loss of $34,853, which consisted of formation and operational costs of $144,254, related party administrative fees of $30,000, franchise tax expense of $19,880 and income tax expense of $37,056, partially offset by interest income of $693 and interest earned on cash and investments held in the Trust Account of $195,644.

The increase in net loss for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to interest and penalties on excise tax payable of $93,849 recognized in 2026, partially offset by a decrease in formation and operational costs.

For the nine months ended September 30, 2026, we had net income of $758,158, which consisted of interest earned on cash and investments held in the Trust Account of $525,317, gain on forgiveness of promissory note of $1,040,000, interest income of $460, partially offset by formation and operational costs of $426,814, related party administrative fees of $90,000, franchise tax expense of $30,400, interest and penalties on excise tax payable of $156,375 and income tax expense of $104,030.

For the nine months ended September 30, 2025, we had net loss of $836,474, which consisted of formation and operational costs of $1,245,355, related party administrative fees of $90,000, franchise tax expense of $40,080 and income tax expense of $ 131,298, partially offset by interest income of $8,253 and interest earned on cash and investments held in the Trust Account of $662,006.

The increase in net income for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to a gain on forgiveness of promissory loan and a decrease in formation and operational costs, partially offset by lower interest earned on cash and investments held in the Trust Account and interest and penalties on excise tax payable incurred in 2026.

Liquidity and Capital Resources

On January 10, 2025, in connection with the special meeting of stockholders, holders of 5,199,297 shares exercised their right to redeem such shares for a pro rata portion of the funds held in the trust account. As a result, approximately $55.2 million was removed from the trust account to pay such redeeming stockholders, and approximately $18.0 million remained in the trust account following such redemptions. Following the January 10, 2025 special meeting, the Company was permitted to extend the date by which it must consummate a business combination from January 10, 2025 to October 10, 2026 on a month-by-month basis, by up to twenty-one one-month extensions, by depositing $60,000 into the trust account for each such one-month extension. The Company deposited $60,000 for each monthly extension through September 2026.

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

As of September 30, 2026, the Company had cash of $384, cash and investments held in the Trust Account of $20,216,920, and a working capital deficit of $2,856,405. As of December 31, 2025, the Company had cash of $1,195 and a working capital deficit of $2,630,904. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. There is no assurance that the Company’s plans to raise capital will be successful. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern, within one year after the date that the consolidated financial statements are issued. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The consolidated financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

As of September 30, 2026, the Company’s deadline to complete an initial Business Combination was October 10, 2026. Following stockholder approval of additional monthly extensions on October 9, 2026, a $5,000 deposit was made into the Trust Account on October 10, 2026, extending the deadline to November 10, 2026, and a further $5,000 deposit was made on November [10], 2026, extending the deadline to December 10, 2026. At the October 9, 2026 special meeting of stockholders, stockholders approved an amendment to the Company’s certificate of incorporation permitting up to twelve additional one-month extensions, to as late as October 10, 2027, upon the deposit of $5,000 into the Trust Account for each such extension. In connection with the special meeting, holders of 1,550,843 shares of common stock exercised their right to redeem such shares at approximately $11.89 per share, and approximately $18.4 million was paid to the redeeming stockholders from the Trust Account in October 2026, leaving 149,860 public shares outstanding. The Company will need to fund the $5,000 monthly extension deposits, as well as its operating costs and transaction costs, from working capital held outside the Trust Account, loans from the Sponsor or its affiliates, or funding from SKG, none of which is assured.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Administrative Services Agreement

We have entered into an administrative services agreement pursuant to which we will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. For the three and nine months ended September 30, 2026, the Company incurred $30,000 and $90,000 in administrative fees. As of September 30, 2026 and December 31, 2025, the Company had accrued administrative fees due to the Sponsor of $90,000 and $0, respectively.

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

On or before February 14, 2025, KM QUAD wired the first installment of the prepaid extension fees, in the amount of $250,000, to the Company’s designated bank account in exchange for a promissory note issued by the Company. KM QUAD wired the second installment of the prepaid extension fees, in the amount of $290,000, to the Company’s designated bank account on or before April 20, 2025 in exchange for a promissory note issued by the Company. If the closing of the KM QUAD Business Combination does not occur prior to October 10, 2025 due to a delay in obtaining CSRC approvals, KM QUAD would be responsible for any extension fees and other related fees incurred by the Company beyond October 10, 2025 not to exceed $100,000 per month. If the closing of the KM QUAD Business Combination or termination of the Agreement occurs prior to October 10, 2025, the Company would return the remaining balance of the prepaid extension fees, if any, to KM QUAD on a pro rata basis. Alternatively, at the closing of the KM QUAD Business Combination, the Company would have the right to convert any prepaid extension fees that were paid and not returned into Class A ordinary shares of Quad Global Inc., the Company’s wholly owned subsidiary that would have survived the redomestication merger, at $10.00 per share.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2026, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective at a reasonable assurance level as of September 30, 2026 due to the material weakness in our internal controls as a result of inadequate segregation of duties within accounting processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 10, 2025, the Company held a special meeting of stockholders (the “January Special Meeting”). During the January Special Meeting, stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation, (ii) an amendment to the Company’s Investment Management Trust Agreement dated October 5, 2023 and (iii) a proposal to include any entity with its principal business operations in the geographical regions of China, Hong Kong, and Macau in the Company’s acquisition criteria in its search for a prospective target business for its business combination. In connection with the stockholders’ vote at the January Special Meeting, 5,199,297 shares were tendered for redemption. As a result, approximately $55,152,224 (approximately $10.608 per share) were removed from the Company’s trust account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company, since that date. Immediately following the January 2025 redemptions, approximately $18,040,430 remained in the trust account and the Company had 3,747,748 shares of common stock issued and outstanding. On October 9, 2026, in connection with the special meeting of stockholders described in Part I, Item 2 of this Quarterly Report, holders of 1,550,843 shares of common stock exercised their right to redeem such shares at a redemption price of approximately $11.89 per share, and approximately $18.4 million was removed from the trust account to pay such holders. As of November 11, 2026, approximately $1.8 million remained in the trust account and the Company had 2,196,905 shares of common stock issued and outstanding, of which 149,860 were public shares subject to possible redemption.

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

During the three months ended September 30, 2026, no director or officer of the Company adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, in each case, as defined in Item 408 of Regulation S-K.

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

On October 7, 2026, Nasdaq notified the Company that its common stock, rights and units would be delisted because the Company had not completed a Business Combination within 36 months of the effectiveness of its IPO registration statement, as required by Nasdaq Listing Rule IM-5101-2. Trading was suspended on October 14, 2026 and Nasdaq filed a Form 25-NSE. The Company’s securities are quoted on the OTC Pink market under the symbols “QETA,” “QETAU” and “QETAR.”

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

QUETTA ACQUISITION CORPORATION

Date: November 13, 2026	By:	/s/ Zihan Chen
	Name:	Zihan Chen
	Title:	Chairperson, Chief Executive Officer
(Principal Executive Officer)

